Form 10QSB
period 1996-06-30
BECKLEY BANCORP INC
filed 1996-08-12
CIK 921152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 1996
                                 -------------

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---      SECURITES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------

Commission File Number:     0-23878
                            -------

                              BECKLEY BANCORP, INC.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                55-0733525
- ---------------------------------        ------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
  of incorporation or organization)

      200 MAIN STREET, BECKLEY, WEST VIRGINIA                25801
- ---------------------------------------------              ----------
     (Address of principal executive offices)              (Zip Code)

                                 (304) 252-6201
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the regristrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            X  Yes              No
                                           ---              ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 7, 1996:

              Class                                    Outstanding
    ---------------------------                       --------------
    $.10 par value common stock                       601,465 shares

                              BECKLEY BANCORP, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
- ------------------------------

         Item 1. - Financial Statements
         ------

                  Consolidated Statements of Financial Position
                  as of June 30, 1996 (Unaudited) and as of
                  December 31, 1995                                          1

                  Consolidated Statements of Income for the
                  Three and Six Months Ended June 30, 1996
                  and 1995 (Unaudited)                                       2

                  Consolidated Statements of Cash Flows for
                  the Six Months Ended June 30, 1996 and
                  1995 (Unaudited)                                       3 - 4

                  Consolidated Statements of Shareholders'
                  Equity for the Six Months Ended
                  June 30, 1996 and 1995 (Unaudited)                         5

                  Notes to Consolidated Financial
                  Statements (Unaudited)                                 6 - 8


         Item 2. - Managements Discussion and Analysis of
         -------           Financial Condition and Results of
                           Operations                                   9 - 15



PART II - OTHER INFORMATION
- ---------------------------

         Item 5. - Other Information                                   15 - 16
         -------

         Item 6. - Exhibits and Reports on Form 8-K                         17
         -------


SIGNATURES                                                                  18
- ----------

        BECKLEY BANCORP, INC.
        PART I - FINANCIAL INFORMATION, Item 1. - Financial Statements CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
        (Amounts in Thousands)


                                                             June 30,               December 31,
                                                               1996                     1995
                                                         --------------           --------------
                                                            (Unaudited)                  *1

        ASSETS

        Cash and due from banks                          $         268            $         406
        Interest bearing deposits in other banks                 1,271                      965
        Securities available for sale                            6,770                    5,021
        Securities held-to-maturity (market
           value of $3,993)                                         --                    3,993
        Collateralized mortgage obligations and
           other mortgage-backed securities
           available-for-sale                                   17,113                   17,954
        Loans receivable, net - Note 4                          18,528                   15,965
        Bank premises and equipment, at cost
           net of accumulated depreciation                         552                      441
        Federal Home Loan Bank stock - at cost                     172                      176
        Accrued interest receivable                                299                      253
        Repossessed assets                                          16                       --
        Other assets                                                63                       39
                                                         -------------            -------------
           TOTAL ASSETS                                         45,052                   45,213
                                                         =============            =============
        LIABILITIES AND
           STOCKHOLDERS' EQUITY
        LIABILITIES
        Deposit accounts                                        32,356                   33,427
        Short-term borrowings                                    1,000                       --
        Deferred income tax liability                              122                      215
        Accrued expenses and other liabilities                     367                      303
                                                         -------------            -------------
           TOTAL LIABILITIES                                    33,845                   33,945
                                                         -------------            -------------
        STOCKHOLDERS' EQUITY
        Preferred stock, $.01 par value,
           250,000 shares authorized, none issued                   --                       --
        Common stock, $.10 par value,
           1,250,000 shares authorized,
           601,465 shares issued and outstanding                    60                       60
        Additional paid-in-capital                               5,665                    5,659
        Retained earnings (substantially restricted)             5,455                    5,391
        Unearned ESOP shares, at cost                             (168)                    (185)
        Unearned MSBP shares, at cost                              (71)                     (83)
        Net unrealized gain on
           securities available for sale                           266                      426
                                                         -------------            -------------
           TOTAL STOCKHOLDERS' EQUITY                           11,207                   11,268
                                                         -------------            -------------
           TOTAL LIABILITIES AND

              STOCKHOLDERS' EQUITY                       $      45,052            $      45,213
                                                         =============            =============

        *1 - Derived from the audited financial statements.

        The accompanying notes are an integral part of these statements.

         BECKLEY BANCORP, INC.
         PART I - FINANCIAL INFORMATION, Item 1. - (Continued)
         CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
         (Amounts in Thousands, Except Per Share Data)


                                                        Three Months           Six Months
                                                           Ended                Ended
                                                          June 30,             June 30,
                                                     -------------------  --------------------
                                                        1996     1995        1996     1995
                                                        ----     ----        ----     ----

         INTEREST AND DIVIDEND INCOME

            Loans, including certain fees            $   376  $   297     $   739  $   582
            Investment securities                         70      127         155      267
            Mortgage-backed and related securities       282      287         576      527
            Interest bearing deposit accounts             22       40          47       85
            Dividends, FHLB and other                      6        6          12       12
                                                     -------  -------     -------  -------
               TOTAL INTEREST INCOME                     756      757       1,529    1,473
                                                     -------  -------     -------  -------


         INTEREST EXPENSE

            Deposit Accounts                             332      333         664      627
            Other                                          1       --           1       --
                                                     -------  -------     -------  -------
               TOTAL INTEREST EXPENSE                    333      333         665      627
                                                     -------  -------     -------  -------
         NET INTEREST INCOME                             423      424         864      846

         Provision for losses on loans - Note 1            5       36          20       56
                                                     -------  -------     -------  -------
         NET INTEREST INCOME AFTER
            PROVISION FOR LOSSES ON LOANS                418      388         844      790
                                                     -------  -------     -------  -------
         NON-INTEREST INCOME
            Service charges on deposit accounts           13       12          24       23
            Gain on sale of investment securities         --       35          --       35
            Other income                                   3        3           7        6
                                                     -------  -------     -------  -------
               TOTAL NON-INTEREST INCOME                  16       50          31       64
                                                     -------  -------     -------  -------
         NON-INTEREST EXPENSE
            Salaries and employee benefits               127      132         264      262
            Occupancy and equipment expense               18       19          40       35
            Federal deposit insurance premiums            19       18          38       37
            Service bureau and other data processing      29       30          61       60
            Other                                         88       98         178      194
                                                     -------  -------     -------  -------
               TOTAL NON-INTEREST EXPENSE                281      297         581      588
                                                     -------  -------     -------  -------

         INCOME BEFORE INCOME TAXES                      153      141         294      266
                                                     -------  -------     -------  -------
         Provision for income taxes                       59       58         114      104
                                                     -------  -------     -------  -------
         NET INCOME                                  $    94  $    83     $   180  $   162
                                                     =======  =======     =======  =======

         EARNINGS PER COMMON SHARE - Note 3          $  0.16     0.14     $  0.31     0.27
                                                     =======     ====     =======     ====

        The accompanying notes are an integral part of these statements.

     BECKLEY BANCORP, INC.
     PART I - FINANCIAL INFORMATION, Item 1. - (Continued)
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (Amounts in thousands)


                                                        Six Months Ended June 30,
                                                        1996                  1995
                                                   -----------           -----------
     OPERATING ACTIVITIES:

     Net Income                                    $       180           $       162

     Adjustments  to  reconcile  net income to
     net cash  provided  by  operating
     activities:
        Depreciation                                        11                     8
        (Accretion) and amortization, net                  (24)                 (100)
        Provision for losses on loans                       20                    56
        Increase (decrease) in deferred loan fees           (8)                    1
        Amortized ESOP benefits                             24                    20
        Amortized MSBP compensation                         11                    --
        Increase in accrued income and
           other assets                                    (70)                  (66)
        Increase (decrease) in accrued expenses
           and other liabilities                            64                  (159)
                                                   -----------           -----------
        NET CASH PROVIDED BY OPERATING
           ACTIVITIES                                      208                   (78)
                                                   -----------           -----------
     INVESTING ACTIVITIES:

     Purchases of collateralized mortgage obligations
        and other mortgage-backed securities
        -Available-for-sale                                 --                (2,336)
     Proceeds from the sale of collateralized
        mortgage obligations and other mortgage-
        backed securities
        -Available-for-sale                                 --                   993
     Principal repayments and redemptions on
        collateralized mortgage obligations and
        other mortgage-backed securities
        -Available-for-sale                                600                   296
     Purchases of investment securities
        -Available-for-sale                             (3,000)              (29,151)
        -Held-to-maturity                               (2,495)                   --
     Proceeds from maturities or calls of
        investment securities
        -Available-for-sale                              1,250                    --
        -Held-to-maturity                                6,500                31,961
     Net increase in loans made to customers            (2,590)               (1,002)
     Redemption of Federal Home Loan Bank stock              4                    --
     Purchase of Federal Home Loan Bank stock               --                    (7)
     Additions to premises and equipment                  (122)                   --
                                                   -----------           -----------
        NET CASH PROVIDED (USED) BY INVESTING
           ACTIVITIES                              $       147           $       754
                                                   -----------           -----------

     The accompanying notes are an integral part of these statements.

     BECKLEY BANCORP, INC.
     PART I - FINANCIAL INFORMATION, Item 1. - (Continued)
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued) (Amounts in thousands)


                                                       Six Months Ended June 30,
                                                        1996                  1995
                                                   -----------           -----------
     FINANCING ACTIVITIES:

     Net increase/(decrease) in deposit accounts   $    (1,071)          $     1,115
     Proceeds from short-term borrowings                 1,000                    --
     Cash dividends paid on common stock                  (116)                  (71)
                                                   -----------           -----------
        NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                     (187)                1,044
                                                   -----------           -----------
     Increase in cash and cash equivalents                 168                 1,720
     Cash and cash equivalents, beginning
        of year                                          1,371                 1,253
                                                   -----------           -----------
        CASH AND CASH EQUIVALENTS,
           END OF PERIOD                           $     1,539           $     2,973
                                                   ===========           ===========





     SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION

     Cash paid during the period for:

        Interest                                   $       664           $       621
                                                   ===========           ===========

        Income taxes                               $       228           $       112
                                                   ===========           ===========

     Automobiles acquired in settlement
        of loans                                   $        16           $       --
                                                   ===========           ==========


     The accompanying notes are an integral part of these statements.

      BECKLEY BANCORP, INC.
      PART I - FINANCIAL INFORMATION, Item 1. - (Continued)
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
      (Amounts in thousands)


                                                                                                   Unrealized
                                                                                                     Gains/
                                                                                                   (Losses) on
                                                 Additional              Deferred     Unearned      Available
                                      Common      Paid-in     Retained     ESOP         MSBP        For-Sale
                                       Stock      Capital     Earnings   Benefit    Compensation   Securities     TOTAL
                                       -----      -------     --------   -------    ------------   ----------     -----

      SIX MONTHS ENDED JUNE 30, 1995
      Balance, December 31, 1994   $       60  $     5,541  $   5,133  $    (214) $          --  $       (677) $  9,843

      Payment of $0.12 per
         share regular cash
         dividend on February 15,
         1995                                                     (71)                                              (71)

      Net income, six months ended
         June 30, 1995                                            162                                               162

      Change in unrealized gain/
         loss on available-for-sale
         securities, net of tax                                                                           880       880

      Change in unearned ESOP shares                     6                    14                                     20
                                   ----------  -----------  ---------  ---------  -------------  ------------  --------
      Balance, June 30, 1995       $       60  $     5,547  $   5,224  $    (200) $           0  $        203  $ 10,834
                                   ==========  ===========  =========  =========  =============  ============  ========


      SIX MONTHS ENDED JUNE 30, 1996

      Balance, December 31, 1995   $       60  $     5,659  $   5,391  $    (185) $         (83)          426  $ 11,268

      Payment of $0.13 per share
         regular cash dividend
         on February 15, 1996                                     (75)                                              (75)

      Payment of $0.07 per share
         special cash dividend
         on February 15, 1996                                     (41)                                              (41)

      Net income, six months ended
         June 30, 1996                                            180                                               180

      Change in unrealized gain/(loss)
         on available-for-sale
         securities, net of tax                                                                          (160)     (160)

      Change in unearned ESOP shares                     7                    17                                     24

      Change in unearned MSBP shares                    (1)                                  12                      11
                                   ----------  -----------  ---------  ---------  -------------  ------------  --------
      Balance, June 30, 1996       $       60  $     5,665  $   5,455  $    (168) $         (71)          266  $ 11,207
                                   ==========  ===========  =========  =========  =============  ============  ========


      The accompanying notes are an integral part of these statements.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION / Item 1.- (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION: The unaudited consolidated financial statements include the accounts of Beckley Bancorp, Inc. (the "Corporation"), Beckley Federal Savings Bank (the "Savings Bank") and Two-Hundred Corporation, the Savings Bank's wholly owned inactive service corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

         BASIS OF ACCOUNTING: The accompanying unaudited consolidated financial statements were prepared in accordance with generally accepted accounting principles for interim financial information and with instructions for Form 10-QSB and Article 10 of Regulation S-X.
         Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. However, all normal recurring adjustments have been made which, in the opinion of management, are necessary to the fair presentation of the financial statements.

         The results of operations for the six-month period ended June 30, 1996 are not necessarily indicative of the results which may be expected for the year ending December 31, 1996.

         LOANS: Loans are stated at the unpaid principal amount outstanding, net of unearned income, deferred fees and the allowance for losses. Interest on loans is credited to income as earned and accrued, only if deemed collectible. The Bank discontinues recognizing accrued interest when a loan is specifically determined to be impaired or when payment of interest becomes past due by more than ninety days. Unpaid interest previously accrued on these loans is reversed from income. Non-accrual loans may be restored to accrual status when principal and interest become current and full payment of principal and interest is expected.

         Loan origination fees and certain costs of originating and closing mortgage loans are deferred and recognized over the life of the loans as an adjustment of yield. These amounts are not considered material to operations.

         ALLOWANCE FOR LOSSES ON LOANS: The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. The amount of the allowance is based upon management's evaluation of the collectibility of the loan portfolio. The amount of the allowance is based upon management's evaluation of the collectibility of the loan portfolio, including historical loan loss experience, growth and composition of the loan portfolio, known and inherent risks in the portfolio, current economic conditions, adverse situations which may affect the borrowers' ability to repay, and the estimated value of any underlying collateral. The allowance is increased by provisions for loan losses charged against income, and reduced by charge-offs, net of recoveries.

         REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS: Real estate acquired in settlement of loans is recorded, on the date acquired, at the lower of the Bank's cost or management's estimate of its fair market value. Subsequent adjustments made to reflect any decline in value below management's original estimates are charged to current operations through the provision for losses on real estate owned. Operating expenses of such properties, related income, and gains and losses on their disposition are included in operations. The Bank held no real estate acquired in settlement of loans at June 30, 1996 or December 31, 1995.

NOTE 2.  EARNINGS PER SHARE

         Earnings per share were computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include shares issuable upon exercise of dilutive options outstanding determined under the treasury stock method. The Corporation accounts for the shares acquired by its ESOP in accordance with Statement of Position 93-6 and the shares acquired for its Management Stock Bonus Plan ("MSBP") in a manner similar to the ESOP shares; shares acquired by the ESOP and MSBP are not considered in the weighted average shares outstanding until the shares are committed for allocation or allocated to an employee's individual account.

NOTE 3  LOANS RECEIVABLE

         Loans receivable at June 30, 1996 and December 31, 1995, consisted of the following:

                                                    (In thousands)
                                                    Jun 30, Dec 31,

                                                   1996           1995
                                                ----------     ---------
         First mortgage loans:

                  One to four family dwellings $ 12,087 $ 12,214 Multi-family dwellings and
                    non-residential property         1,108         1,237
                  Construction                          61           103

         Loans secured by deposits                     549           617
         Non-mortgage loans, consumer
                  and commercial                     5,018         2,081
                                                ----------     ---------
         TOTAL LOANS                                18,823        16,252

         Less:

                  Allowance for losses                (271)         (255)
                  Net deferred loan fees and
                           reserve for uncollected
                           interest                    (24)          (32)
                                                ----------     ---------

         LOANS RECEIVABLE, NET                  $   18,528     $  15,965
                                                ----------     ---------


         Non-accruing loans at June 30
                  and December 31 were
                  as follows:                   $       --     $      53
                                                ----------     ---------


         In accordance with the provisions of FASB 114, "Accounting by Creditors for Impairment of a Loan," and FASB 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," the Bank measures impaired loans on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Management has evaluated the loan portfolio and has determined that no impaired loans existed at June 30, 1996 or December 31, 1995.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION
Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Total Assets decreased by $.16 million, or 0.36%, from $45.21 million at December 31, 1995 to $45.05 million at June 30, 1996. This decrease, which was primarily attributable to a $3.99 million decrease in securities held-to-maturity and a $0.84 million decrease in collateralized mortgage obligations and other mortgage-backed securities. These decreases were partially offset by a $1.75 million increase in securities available-for-sale and a $2.56 million increase in loans receivable.

Cash and Cash Equivalents increased $0.17 million, or 12.25%, from $1.37 million at December 31, 1995 to $1.54 million at June 30, 1996.

Securities Available-for-Sale increased by $1.75 million, or 34.86%, from $5.02 million at December 31, 1995 to $6.77 million at June 30, 1996. This increase was attributable to the purchase of $3.0 million of callable government agency bonds which was partially offset by the call of a $1.0 million government agency bond and the maturity of a $0.25 million government security.

Securities Held-to-Maturity decreased by $3.99 million, or 100%, from $3.99 million at December 31, 1995 to zero at June 30, 1996. This decrease was attributable to the maturity of a short-term government agency security. The proceeds from this security were primarily invested in government agency securities classified as "available-for-sale" and in loans.

Collateralized Mortgage Obligations and Other Mortgage-Backed Securities decreased $0.84 million, or 4.68%, from $17.95 million at December 31, 1995 to $17.11 million at June 30, 1996. This decrease was primarily the result of a decrease in the market value of these securities in addition to the receipt of scheduled and unscheduled principal payments.

Loans Receivable increased $2.56 million, or 16.10%, from $15.96 million at December 31, 1995 to $18.53 million at June 30, 1996. This increase was primarily the result of approximately $2.87 million of net non-mortgage loan originations which was partially offset by principal repayments on mortgage loans exceeding mortgage loan originations by approximately $0.30 million. As a result of the increased non-mortgage loan balances, management increased the allowance for losses on loans by $20,000 during the six month period ended June 30, 1996. Charge-offs for the six-month period totalled $4,000. The increase in the allowance for losses on loans is further discussed in "Management's Discussion and Analysis of Results of Operations - Provision for Losses on Loans."

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 2. - (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
(Continued)

Bank Premises and Equipment increased $111,000, or 25.17%, from $441,000 at December 31, 1995 to $552,000 at June 30, 1996. This increase is attributable to architectural and engineering fees incurred in connection with the design and planning of a new office building. The proposed office building and the estimated costs and increases in non-interest expense is discussed in detail under Part II, Item 5.

Total Liabilities decreased $0.10 million, or 0.29%, from $33.95 million at December 31, 1995 to $33.85 million at June 30, 1996. This decrease was primarily due to a $1.07 million decrease in deposit account balances which was partially offset by a $1.0 million increase in short-term borrowings.

Deposit Accounts decreased $1.07 million, or 3.20%, from $33.43 million at December 31, 1995 to $32.36 million at June 30, 1996. This decrease was the result of approximately $1.62 million of customer withdrawals in excess of customer deposits which was partially offset by $0.55 million of interest being credited to customer deposit accounts during the six month period ended June 30, 1996.

Short-term Borrowings increased $1.0 million, or 100%, from zero at December 31, 1995 to $1.0 million at June 30, 1996. The proceeds were invested in a government agency security classified as "available-for-sale."

Stockholders' Equity decreased $61,000, or 0.54%, from $11.27 million at December 31, 1995 to $11.21 million at June 30, 1996. This decrease was primarily due to the payment of regular and special cash dividends on February 15, 1996 of $116,000 and a $160,000 decrease, net of income taxes, in the market value of securities classified as available-for-sale. These decreases were partially offset by the Corporation's net income for the six-month period ended June 30, 1996 of $180,000 along with decreases in the unearned ESOP and MSBP shares due to accrued allocations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR
THE THREE MONTHS ENDED JUNE 30, 1996

Net Income for the three month period ended June 30, 1996 increased $11,000, or 13.25% from $83,000 for the same period in 1995 to $94,000 in 1996. This increase was primarily due to a $31,000 decrease in the amount charged to the provision for losses on loans and a $16,000 decrease in non-interest expense partially offset by a $34,000 decrease in non-interest income.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 2. - (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR
THE THREE MONTHS ENDED JUNE 30, 1996 (Continued)

Interest Income for the three month period ended June 30, 1996 was approximately equal to interest income for the same period in 1995. As a result of changes in the composition of interest earning assets, interest income on loans increased $79,000 while interest income on investment securities, collateralized mortgage obligations and other mortgage-backed securities and interest bearing deposit accounts decreased $57,000, $5,000 and $18,000, respectively.

Interest Expense for the three month period ended June 30, 1996 was approximately equal to interest expense for the same period in 1995. Although there was a decrease in interest bearing deposit accounts, the average interest rate paid on such deposits has increased.

Net Interest Income for the three month period ended June 30, 1996 was approximately equal to net interest income for the same period in 1995.

Provision for Loan Losses was increased by $5,000 for the three month period ended June 30, 1996 compared to an increase of $36,000 for the same period in 1995. Management's periodic evaluation of the adequacy of the allowance for losses on loans, which included an evaluation of each delinquent loan, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio and other relevant factors, at June 30, 1996 indicated that the allowance should be increased by $5,000. As indicated by the evaluation, management increased the allowance for losses on loans primarily to reflect the inherent risk associated with the growth in the non-mortgage loan portfolio. Although, at June 30, 1996, management believed the allowance to be adequate, there can be no assurances that further additions will not be made and that any losses that may occur will not exceed the amount provided by the allowance.

Non-Interest Income for the three month period ended June 30, 1996 decreased $34,000, or 68.00%, to $16,000 from $50,000 for the same period in 1995. This decrease was the result of a non-recurring gain on the sale of investment securities of $35,000 in 1995.

Non-Interest Expense for the three month period ended June 30, 1996 decreased $16,000, or 5.39%, from $297,000 for the same period in 1995 to $281,000 in
1996. This decrease was primarily due to a $5,000 decrease in salaries and employee benefits and a $10,000 decrease in other non-interest expense.

BECKLEY BANCORP, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR
THE THREE MONTHS ENDED JUNE 30, 1996 (Continued)

Income tax expense for the three month period ended June 30, 1996 increased $1,000, or 1.72%, from $58,000 for the same period in 1994 to $59,000 in 1996.
This increase is primarily the result of an increase in taxable income and a decrease in the amount charged to the provision for losses on loans, which is a non-deductible item. No provision for deferred taxes has been recorded for the three month periods ended June 30, 1996 and 1995 due to immateriality.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR
THE SIX MONTHS ENDED JUNE 30, 1996

Net Income for the six month period ended June 30, 1996 increased $18,000, or 11.11% from $162,000 for the same period in 1995 to $180,000 in 1996. This increase was primarily due to an $18,000 increase in net interest income, a $36,000 decrease in the amount charged to the provision for losses on loans and a $7,000 decrease in non-interest expense partially offset by a $33,000 decrease in non-interest income.

Interest Income for the six month period ended June 30, 1996 increased $56,000, or 3.80%, to $1.53 million from $1.47 million for the same period in 1995. This was primarily due to changes in the composition of interest earning assets which produced higher yields. Interest income on loans increased $157,000 and interest income on collateralized mortgage obligations and other mortgage-backed securities increased $49,000. These increase were partially offset by a decrease of $112,000 in interest income from investment securities and a $38,000 decrease in interest income from deposit accounts with other banks.

Interest Expense for the six month period ended June 30, 1996 increased $38,000, or 6.06%, to $665,000 from $627,000 for the same period in 1995. The increase was due to an increase in the general level of interest rates paid on deposit accounts.

Net Interest Income for the six month period ended June 30, 1996 increased $18,000, or 2.13%, to $864,000 from $846,000 for the same period in 1995. This was due to a $56,000 increase in interest income partially offset by a $38,000 increase in interest expense.

Provision for Loan Losses was increased by $20,000 for the six month period ended June 30, 1996 compared to an increase of $56,000 for the same period in 1995. Management's periodic evaluation of the adequacy of the allowance for losses on loans, which included an evaluation of each delinquent loan, past loan loss experience, current economic conditions, volume, growth and composition of the

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 2. - (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR
THE SIX MONTHS ENDED JUNE 30, 1996 (Continued)

Provision for Loan Losses (Continued)

loan portfolio and other relevant factors, at June 30, 1996 and March 31, 1996 indicated that the allowance should be increased by $5,000 and $15,000, respectively. As indicated by the evaluation, management increased the allowance for losses on loans primarily to reflect the inherent risk associated with the growth in the non-mortgage loan portfolio. Although, at June 30, 1996, management believed the allowance to be adequate, there can be no assurances that further additions will not be made and that any losses that may occur will not exceed the amount provided by the allowance.

Non-Interest Income for the six month period ended June 30, 1996 decreased $33,000, or 51.56%, to $31,000 from $64,000 for the same period in 1995. This decrease was the result of a non-recurring gain on the sale of investment securities of $35,000 in 1995.

Non-Interest Expense for the six month period ended June 30, 1996 decreased $7,000, or 1.19%, from $588,000 for the same period in 1995 to $581,000 in 1996.
This decrease was primarily due to a $16,000 decrease in other non-interest expense partially offset by a $5,000 increase in occupancy and equipment expenses and small increases in salaries and employee benefits, federal deposit insurance premiums and service bureau and other data processing expenses.

Income tax expense for the six month period ended June 30, 1996 increased $10,000, or 9.62%, from $104,000 for the same period in 1995 to $114,000 in
1996. This increase is primarily the result of an increase in taxable income and a decrease in the amount charged to the provision for losses on loans, which is a non-deductible item. No provision for deferred taxes has been recorded for the six month period ended June 30, 1996 due to immateriality.

LIQUIDITY AND CAPITAL RESOURCES

The Savings Bank is required to maintain minimum levels of liquid assets, as defined by the Office of Thrift Supervision (OTS) regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5%. The Savings Bank's liquidity ratio averaged 18.65% during June, 1996. The Savings Bank manages its liquidity ratio to meet its funding needs, including: deposit outflows; disbursement of payments collected from borrowers for taxes and insurance; and loan principal disbursements. The Savings Bank also manages its liquidity ratio to meet its asset and liability management objectives.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 2. - (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

In addition to funds provided from operations, the Savings Bank's primary sources of funds are: savings deposits; principal repayments on loans and mortgage-backed and related securities; and matured or called investment securities. If necessary, the Savings Bank has the ability to borrow funds from the Federal Home Loan Bank of Pittsburgh, although the need is not anticipated.

Scheduled loan repayments and maturing investment securities are a relatively predictable source of funds. However, savings deposit flows and prepayments on loans and mortgage-backed and related securities are significantly influenced by changes in market interest rates, economic conditions, and competition. The Savings Bank strives to manage the pricing of its deposits to maintain a balanced stream of cash flows commensurate with its loan commitments and other predictable funding needs.

The Savings Bank invests its excess funds in an interest bearing overnight deposit account with the Federal Home Loan Bank of Pittsburgh. This provides sufficient liquidity to meet immediate loan commitment and savings withdrawal funding requirements. When applicable, cash in excess of immediate funding needs is invested into longer-term investments and mortgage-backed and related securities which typically earn a higher yield than overnight deposits. These types of investments may qualify as liquid investments under OTS regulations, depending upon their stated maturities.

The Savings Bank anticipates that it will have sufficient funds available to meet its current loan commitments and normal savings withdrawals. At June 30, 1996, the Savings Bank had outstanding loan commitments of $218,000. In addition, it had certificates of deposit scheduled to mature within one year of $16.04 million. Management believes that a substantial portion of such deposits will remain with the Savings Bank.

As required by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), the Office of Thrift Supervision (OTS) prescribed three separate standards of capital adequacy. The regulations require financial institutions to have minimum tangible capital equal to 1.50% of tangible assets; minimum core capital equal to 3.00% of adjusted tangible assets; and minimum risk-based capital equal to 8.00% of risk-weighted assets.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 2. - (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The following table sets forth the Savings Bank's regulatory capital position at June 30, 1996, as compared to the minimum regulatory requirements:

                                                     Amount       Percent of
                                                (in thousands)   Adjusted Assets
                                                --------------   ---------------

Tangible Capital:1
         Actual                                      $7,619           17.01%
         Required                                       672            1.50%
                                                     ------           -----
         Excess                                      $6,947           15.51%
                                                     ------           -----
Core Capital:1
         Actual                                      $7,619           17.01%
         Required                                     1,344            3.00%
                                                     ------           -----
         Excess                                      $6,275           14.01%
                                                     ------           -----
Risk-Based Capital:2
         Actual                                      $7,817           43.89%
         Required                                     1,425            8.00%
                                                     ------           -----
         Excess                                      $6,392           35.89%
                                                     ------           -----


         1 Based on tangible and core assets of $44,786
         2 Based on risk-weighted assets of $17,812

PART II - OTHER INFORMATION
Item 5. - Other Information

         Dividend Payments - On July 9, 1996, the Board of Directors of the Corporation declared a $0.13 per share regular semi-annual cash dividend payable on August 15, 1996 to stockholders of record as of July 31, 1996. The Corporation expects to continue its policy of paying regular semi-annual cash dividends; however, further declarations of dividends will depend on a number of factors, including investment opportunities, capital requirements, regulatory limitations, results of operations and financial condition, tax considerations, and general economic conditions.

         New Office Building - As discussed in the Corporation's 1995 Annual Report, the Savings Bank is in the process of finalizing contracts for the construction of a new office building on a piece of property currently owned which is adjacent to its branch facility. Upon completion, the Savings Bank plans to designate the new facility as its home office and redesignate its current home office facility as a branch office. The Savings Bank has received approval from the Office of Thrift Supervision for such redesignation.

BECKLEY BANCORP, INC.
PART II - OTHER INFORMATION
Item 5. - Other Information (Continued)

         Construction should commence before the end of August, however, if there are significant delays which would prohibit the building from being under roof before winter, the project may be delayed until the spring. It is estimated that the project will take nine to twelve months to complete.

         In addition to the new building, the Savings Bank plans to update its teller equipment in both offices. The total cost of the project is currently estimated to be approximately $1.7 million. Upon completion, the project is expected to increase pre-tax expenses by approximately $160,000 annually. The increase in expenses includes the loss of investment income on funds used for the project and increased depreciation and maintenance expense. Also, additional personnel will be required.

         Management anticipates that the new facility will enhance the Savings Bank's ability to attract new deposits and to increase lending volume. Management projects that, within a two-year period, such activity will generate additional revenue in an amount equal to or greater than the total increase in expense associated with the project. Although not anticipated, such projections may not materialize and the project could result in a decrease in pre-tax net income of up to $160,000 annually.

         As of June 30, 1996, the Savings Bank had incurred approximately $100,000 in architectural and engineering fees associated with the new building. Such fees will be capitalized as part of the cost of the project. Should the project be terminated, such fees will be charged to non-interest expense in the period in which termination occurs.

         Stock Option Plans - On June 11, 1996, the Board of Directors adopted the 1996 Directors Stock Option Plan (the "1996 Plan"). Under the terms of the 1996 Plan, the Corporation is authorized to issue up to 30,000 shares of common stock, or such number of shares of common stock as may be adjusted in accordance with the 1996 Plan, upon the exercise of options. On the same date, the Stock Option Committee (the "Committee") granted 6,000 stock options to each of the Corporation's five non-employee directors. As of June 30, 1996, no options have been exercised under the 1996 Plan. A Form S-8 will be filed with the Securities and Exchange Commission in August 1996.

         In conjunction with the adoption of the 1996 Plan, the Board reduced the number of shares of common stock reserved for issuance under the 1994 Stock Option Plan ( the "1994 Plan") by 30,000 shares.

BECKLEY BANCORP, INC.
PART II - OTHER INFORMATION
Item 6. - Exhibits and Reports on Form 8-K

(a)      Exhibit 10 - 1996 Directors Stock Option Plan
         Exhibit 27 - Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

BECKLEY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               BECKLEY BANCORP, INC.

Date: August 9, 1996          By:  /s/ Duane K. Sellards
     -----------------              ------------------------------
                                        DUANE K. SELLARDS

                                        President and Chief
                                        Executive Officer

Date: August 9, 1996           By:  /s/ Brian K. Pate
     -----------------              ------------------------------
                                        BRIAN K. PATE

                                        Vice President and Chief
                                        Financial Officer