Form 10QSB
period 1996-09-30
BECKLEY BANCORP INC
filed 1996-11-06
CIK 921152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1996
                                 ------------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

Commission File Number:     0-23878
                            -------

                              BECKLEY BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                 55-0733525
--------------------------------------------------------------------------------
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

      200 MAIN STREET, BECKLEY, WEST VIRGINIA               25801
--------------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

                                 (304) 252-6201
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the regristrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       X  Yes         No
                                                      ---         ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 1996:

                  Class                               Outstanding
                  -----                               -----------

       $.10 par value common stock                  601,465 shares

                              BECKLEY BANCORP, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION
------------------------------

      Item 1. - Financial Statements
      ------

            Consolidated Statements of Financial Position
            as of September 30, 1996 (Unaudited) and as of
            December 31, 1995                                                1

            Consolidated Statements of Income for the
            Three and Nine Months Ended September 30,
            1996 and 1995 (Unaudited)                                        2

            Consolidated Statements of Cash Flows for
            the Nine Months Ended September 30, 1996
            and 1995 (Unaudited)                                         3 - 4

            Consolidated Statements of Shareholders'
            Equity for the Nine Months Ended September
            30, 1996 and 1995 (Unaudited)                                    5

            Notes to Consolidated Financial
            Statements (Unaudited)                                       6 - 8


      Item 2. - Managements Discussion and Analysis of
      ------    Financial Condition and Results of
                Operations                                               9 - 15



PART II - OTHER INFORMATION

      Item 5. - Other Information                                       15 - 16
      -------

      Item 6. - Exhibits and Reports on Form 8-K                             16
      -------



SIGNATURES                                                                   17
----------

        BECKLEY BANCORP, INC.
        PART I - FINANCIAL INFORMATION, Item 1. - Financial Statements CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
        (Amounts in Thousands)


                                                           September 30,            December 31,
                                                               1996                     1995
                                                               ----                     ----
                                                            (Unaudited)                  *1
        ASSETS
        Cash and due from banks                          $         337            $         406
        Interest bearing deposits in other banks                   939                      965
        Securities available for sale                            6,856                    5,021
        Securities held-to-maturity (market
           value of $3,993)                                         --                    3,993
        Collateralized mortgage obligations and
           other mortgage-backed securities
           available-for-sale                                   16,676                   17,954
        Loans receivable, net - Note 4                          18,938                   15,965
        Bank premises and equipment, at cost
           net of accumulated depreciation                         548                      441
        Federal Home Loan Bank stock - at cost                     172                      176
        Accrued interest receivable                                297                      253
        Other assets                                               212                       39
                                                         -------------            -------------
           TOTAL ASSETS                                         44,975                   45,213
                                                         =============            =============

        LIABILITIES AND
           STOCKHOLDERS' EQUITY
        LIABILITIES
        Deposit accounts                                        32,340                   33,427
        Short-term borrowings                                    1,000                       --
        Deferred income tax liability                               78                      215
        Accrued expenses and other liabilities                     511                      303
                                                         -------------            -------------
           TOTAL LIABILITIES                                    33,929                   33,945
                                                         -------------            -------------

        STOCKHOLDERS' EQUITY
        Preferred stock, $.01 par value,
           250,000 shares authorized, none issued                   --                       --
        Common stock, $.10 par value,
           1,250,000 shares authorized,
           601,465 shares issued and outstanding                    60                       60
        Additional paid-in-capital                               5,670                    5,659
        Retained earnings (substantially restricted)             5,348                    5,391
        Unearned ESOP shares, at cost                             (159)                    (185)
        Unearned MSBP shares, at cost                              (65)                     (83)
        Net unrealized gain on
           securities available for sale                           192                      426
                                                         -------------            -------------
           TOTAL STOCKHOLDERS' EQUITY                           11,046                   11,268
                                                         -------------            -------------
           TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                       $      44,975            $      45,213
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

                                                       Three Months          Nine Months
                                                          Ended                 Ended
                                                       September 30,        September 30,
                                                       1996     1995        1996     1995
                                                     -------  -------     -------  -------

         INTEREST AND DIVIDEND INCOME
            Loans, including certain fees            $   393  $   321     $ 1,132  $   903
            Investment securities                        158       90         313      357
            Collaterilized mortgage obligations and
               other mortgage-backed securities          208      307         784      834
            Interest bearing deposit accounts             13       49          60      134
            Dividends, FHLB and other                      7        6          19       18
                                                     -------  -------     -------  -------
               TOTAL INTEREST INCOME                     779      773       2,308    2,246
                                                     -------  -------     -------  -------

         INTEREST EXPENSE
            Deposit Accounts                             339      343       1,003      970
            Other                                         15       --          16       --
                                                     -------  -------     -------  -------
               TOTAL INTEREST EXPENSE                    354      343       1,019      970
                                                     -------  -------     -------  -------
         NET INTEREST INCOME                             425      430       1,289     1276

         Provision for losses on loans - Note 1           22       13          42       69
                                                     -------  -------     -------  -------
         NET INTEREST INCOME AFTER
            PROVISION FOR LOSSES ON LOANS                403      417       1,247    1,207
                                                     -------  -------     -------  -------

         NON-INTEREST INCOME
            Service charges on deposit accounts           10       12          34       35
            Gain on sale of investment securities         26       --          26       35
            Other income                                   5        4          12       10
                                                     -------  -------     -------  -------
               TOTAL NON-INTEREST INCOME                  41       16          72       80
                                                     -------  -------     -------  -------

         NON-INTEREST EXPENSE
            Salaries and employee benefits               136      127         400      389
            Occupancy and equipment expense               19       20          59       55
            Federal deposit insurance premiums           230       18         268       55
            Service bureau and other data processing      31       31          92       91
            Other                                         76       74         254      268
                                                     -------  -------     -------  -------
               TOTAL NON-INTEREST EXPENSE                492      270       1,073      858
                                                     -------  -------     -------  -------

         INCOME BEFORE INCOME TAXES                      (48)     163         246      429
                                                     -------  -------     -------  -------
         Provision for income taxes                      (17)      66          97      170
                                                     -------  -------     -------  -------
         NET INCOME                                  $   (31) $    97     $   149  $   259
                                                     =======  =======     =======  =======


         EARNINGS PER COMMON SHARE - Note 3          $ (0.05) $  0.16     $  0.25  $  0.44
                                                     =======  =======     =======  =======

        The accompanying notes are an integral part of these statements.

     BECKLEY BANCORP, INC.
     PART I - FINANCIAL INFORMATION, Item 1. - (Continued)
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (Amounts in thousands)

                                                     Nine Months Ended September 30,
                                                        1996                  1995
                                                   -----------           -----------

     OPERATING ACTIVITIES:
     Net Income                                    $       149           $       259

     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                                        17                    11
        (Accretion) and amortization, net                  (28)                 (130)
        Provision for losses on loans                       42                    69
        Increase (decrease) in deferred loan fees           (8)                    2
        Amortized ESOP benefits                             43                    29
        Amortized MSBP compensation                         15                    22
        Increase (decrease) in accrued income
           and other assets                               (217)                   35
        Increase (decrease) in accrued expenses
           and other liabilities                           208                  (164)
                                                   -----------           -----------
        NET CASH PROVIDED BY OPERATING
           ACTIVITIES                                      221                   133
                                                   -----------           -----------

     INVESTING ACTIVITIES:

     Purchases of collateralized mortgage obligations
        and other mortgage-backed securities
        -Available-for-sale                                 --                (3,920)
     Proceeds from the sale of collateralized
        mortgage obligations and other mortgage-
        backed securities
        -Available-for-sale                                 --                   993
     Principal repayments and redemptions on
        collateralized mortgage obligations and
        other mortgage-backed securities
        -Available-for-sale                                813                   548
     Purchases of investment securities
        -Available-for-sale                             (3,000)               (3,202)
        -Held-to-maturity                               (2,495)              (35,926)
     Proceeds from maturities or calls of
        investment securities
        -Available-for-sale                              1,250                 4,461
        -Held-to-maturity                                6,500                38,700
     Net increase in loans made to customers            (2,985)               (1,809)
     Redemption of Federal Home Loan Bank stock              4                    --
     Purchase of Federal Home Loan Bank stock               --                    (7)
     Additions to premises and equipment                  (124)                   --
                                                   -----------           -----------
        NET CASH PROVIDED (USED) BY INVESTING
           ACTIVITIES                              $       (37)          $      (162)
                                                   -----------           -----------

     The accompanying notes are an integral part of these statements.

     BECKLEY BANCORP, INC.
     PART I - FINANCIAL INFORMATION, Item 1. - (Continued)
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued) (Amounts in thousands)

                                                    Nine Months Ended September 30,
                                                        1996                  1995
                                                   -----------           -----------

     FINANCING ACTIVITIES:

     Net increase/(decrease) in deposit accounts   $    (1,087)          $     1,176
     Proceeds from short-term borrowings                 1,000                    --
     Cash dividends paid on common stock                  (192)                 (143)
                                                   -----------           -----------
        NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                     (279)                1,033
     Increase in cash and cash equivalents                 (95)                1,004
     Cash and cash equivalents, beginning
        of year                                          1,371                 1,254
                                                   -----------           -----------
        CASH AND CASH EQUIVALENTS,
           END OF PERIOD                           $     1,276           $     2,258
                                                   ===========           ===========


     SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION

     Cash paid during the period for:

        Interest                                   $     1,003           $       964
                                                   ===========           ===========

        Income taxes                               $       291           $       147
                                                   ===========           ===========


     SUPPLEMENTAL SCHEDULE OF NONCASH
        INVESTING ACTIVITIES

     Automobiles acquired in settlement
        of loans                                   $        16           $        --
                                                   ===========           =========

     Loans resulting from disposition of
        repossessed assets                         $        16           $        --
                                                   ===========           =========



     The accompanying notes are an integral part of these statements.

      BECKLEY BANCORP, INC.
      PART I - FINANCIAL INFORMATION, Item 1. - (Continued)
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
      (Amounts in thousands)

                                                                                                             Unrealized
                                                                                                                Gains/
                                                                                                             (Losses) on
                                                                                   Deferred     Unearned      Available
                                                  Common     Paid-in   Retained     ESOP          MSBP        For-Sale
                                                   Stock     Surplus   Earnings    Benefit     Compensation  Securities     TOTAL
                                                ----------  --------  ---------  ----------   ------------   ----------   ---------

      NINE MONTHS ENDED SEPTEMBER 30, 1995

      Balance, December 31, 1994                $       60  $  5,541  $   5,133  $    (214)   $         0     $    (677) $   9,843

      Payment of $0.12 per share cash
         dividends on February 15, 1995
         and August 15, 1995                                               (143)                                              (143)

      Granting of 7,140 shares of common
         stock under the Management
         Stock Bonus Plan (MSBP)                                                                      (97)                     (97)

      Net Income, nine months ended
         September 30, 1995                                                 259                                                259

      Change in unrealized gain/(loss)
         on available-for-sale
         securities, net of tax                                                                                     963        963

      Change in unearned ESOP shares                               9                    20                                      29

      Change in unearned MSBP shares                                                                   14                       14
                                                ----------  --------  ---------  ---------  -------------     ---------  ---------
      Balance, September 30, 1995               $       60  $  5,550  $   5,249  $    (194) $         (83)    $     286  $  10,868
                                                ==========  ========  =========  =========  =============     =========  =========



      NINE MONTHS ENDED SEPTEMBER 30, 1996

      Balance, December 31, 1995                $       60  $  5,659  $   5,391  $    (185)    $      (83)    $     426  $  11,268

      Payment of $0.13 per share cash
         dividends on February 15, 1996
         and August 15, 1996                                               (151)                                              (151)

      Payment of $0.07 per share special
         cash dividend on February 15, 1996                                 (41)                                               (41)

      Net Income, nine months ended
         September 30, 1996                                                 149                                                149

      Change in unrealized gain/(loss)
         on available-for-sale
         securities, net of tax                                                                                    (234)      (234)

      Change in unearned ESOP shares                              12                    26                                      38

      Change in unearned MSBP shares                              (1)                                   18                      17
                                                ----------  --------  ---------  ---------     -----------    ---------  ---------

      Balance, September 30, 1996               $       60  $  5,670  $   5,348  $    (159)    $       (65)   $     192  $  11,046
                                                ==========  ========  =========  =========     ===========    =========  =========


      The accompanying notes are an integral part of these statements.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION / Item 1.- (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION: The unaudited consolidated financial statements include the accounts of Beckley Bancorp, Inc. (the "Corporation") and Beckley Federal Savings Bank (the "Savings Bank"), its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

      The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results which may be expected for the year ending December 31, 1996.

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

      REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS: Real estate acquired in settlement of loans is recorded, on the date acquired, at the lower of the Bank's cost or management's estimate of its fair market value. Subsequent adjustments made to reflect any decline in value below management's original estimates are charged to current operations through the provision for losses on real estate owned. Operating expenses of such properties, related income, and gains and losses on their disposition are included in operations. The Bank held no real estate acquired in settlement of loans at September 30, 1996 or December 31, 1995.

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

NOTE 3  LOANS RECEIVABLE

      Loans receivable at September 30, 1996 and December 31, 1995, consisted of the following:

                                                       (In thousands)
                                                   Sep 30,        Dec 31,
                                                    1996           1995
                                                ----------        -------
      First mortgage loans:
            One to four family dwellings        $   12,230     $  12,214
            Multi-family dwellings and
              non-residential property               1,064         1,237
            Construction                               142           103
      Loans secured by deposits                        564           617
      Non-mortgage loans, consumer
            and commercial                           5,255         2,081
                                                ----------      --------
      TOTAL LOANS                                   19,255        16,252

      Less:
            Allowance for losses                      (293)         (255)
            Net deferred loan fees and
                  reserve for uncollected
                  interest                             (24)          (32)
                                                -----------     --------

      LOANS RECEIVABLE, NET                     $   18,938      $ 15,965
                                                -----------     --------

      Non-accruing loans at September 30
            and December 31 were
            as follows:                         $       15      $     53
                                                -----------     --------


      In accordance with the provisions of FASB 114, "Accounting by Creditors for Impairment of a Loan," and FASB 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," the Bank measures impaired loans on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Management has evaluated the loan portfolio and has determined that no impaired loans existed at September 30, 1996 or December 31, 1995.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION
Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Total Assets decreased by $.23 million, or 0.53%, from $45.21 million at December 31, 1995 to $44.98 million at September 30, 1996. This decrease was primarily attributable to a $3.99 million decrease in securities held-to-maturity and a $1.23 million decrease in collateralized mortgage obligations and other mortgage-backed securities. These decreases were partially offset by a $1.84 million increase in securities available-for-sale and a $2.97 million increase in loans receivable.

Cash and Cash Equivalents decreased $0.09 million, or 6.93%, from $1.37 million at December 31, 1995 to $1.28 million at September 30, 1996.

Securities Available-for-Sale increased by $1.84 million, or 36.55%, from $5.02 million at December 31, 1995 to $6.86 million at September 30, 1996. This increase was attributable to the purchase of $3.0 million of callable government agency bonds which was partially offset by the call of a $1.0 million government agency bond and the maturity of a $0.25 million government security.

Securities Held-to-Maturity decreased by $3.99 million, or 100%, from $3.99 million at December 31, 1995 to zero at September 30, 1996. This decrease was attributable to the maturity of a short-term government agency security. The proceeds from this security were primarily invested in government agency securities classified as "available-for-sale" and in loans.

Collateralized Mortgage Obligations and Other Mortgage-Backed Securities decreased $1.27 million, or 7.12%, from $17.95 million at December 31, 1995 to $16.68 million at September 30, 1996. This decrease was primarily the result of a decrease in the market value of these securities in addition to the receipt of scheduled and unscheduled principal payments.

Loans Receivable increased $2.97 million, or 18.62%, from $15.96 million at December 31, 1995 to $18.93 million at September 30, 1996. This increase was primarily the result of approximately $2.27 million of mortgage loan originations and $5.05 million of non-mortgage loan originations which was partially offset by principal repayments on mortgage and non-mortgage loans of approximately $4.35 million. As a result of the increased loan balances, management increased the allowance for losses on loans by $42,000 during the nine month period ended September 30, 1996. Charge-offs for the nine-month period totalled $4,000. The increase in the allowance for losses on loans is further discussed in "Management's Discussion and Analysis of Results of Operations - Provision for Losses on Loans."

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 2. - (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
(Continued)

Bank Premises and Equipment increased $107,000, or 24.26%, from $441,000 at December 31, 1995 to $548,000 at September 30, 1996. This increase is attributable to architectural and engineering fees incurred in connection with the design and planning of a new office building. The increase is partially offset by accumulated depreciation for the period. The proposed office building and the estimated costs and increases in non-interest expense is discussed in detail under Part II, Item 5.

Total Liabilities decreased $0.02 million, or 0.05%, from $33.95 million at December 31, 1995 to $33.93 million at September 30, 1996. This decrease was primarily due to a $1.09 million decrease in deposit account balances which was partially offset by a $1.0 million increase in short-term borrowings.

Deposit Accounts decreased $1.09 million, or 3.25%, from $33.43 million at December 31, 1995 to $32.34 million at September 30, 1996. This decrease was the result of customer withdrawals in excess of customer deposits which was partially offset by interest being credited to customer deposit accounts during the nine month period ended September 30, 1996.

Short-term Borrowings increased $1.0 million, or 100%, from zero at December 31, 1995 to $1.0 million at September 30, 1996. The proceeds were invested in a government agency security classified as "available-for-sale."

Stockholders' Equity decreased $0.22 million, or 1.97%, from $11.27 million at December 31, 1995 to $11.05 million at June 30, 1996. This decrease was primarily due to the payment of regular and special cash dividends on February 15, 1996 of $116,000, payment of regular cash dividends on August 15, 1996 of $76,000 and a $234,000 decrease, net of income taxes, in the market value of securities classified as available-for-sale. These decreases were partially offset by the Corporation's net income for the nine-month period ended September 30, 1996 of $149,000 along with decreases in the unearned ESOP and MSBP shares due to accrued allocations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR
THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Net Loss for the three month period ended September 30, 1996 was $31,000 compared to net income of $97,000 for the same period in 1995. This loss was primarily due to a one-time special premium assessment by the Savings Association Insurance Fund of approximately $212,000. See Part II, Item 5 for detailed information relating to the special assessment.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 2. - (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR
THE THREE MONTHS ENDED SEPTEMBER 30, 1996 (Continued)

Interest Income for the three month period ended September 30, 1996 increased $6,000, or 0.78%, from $773,000 for the three month period ended September 30, 1995 to $779,000 for the same period in 1996. As a result of changes in the composition of interest earning assets, interest income on loans increased $72,000 and interest income on investment securities increased by $68,000. These increases were partially offset by decreases in interest income on collateralized mortgage obligations and other mortgage-backed securities and interest bearing deposit accounts of $99,000 and $36,000, respectively.

Interest Expense for the three month period ended September 30, 1996 increased $11,000, or 3.21%, to $354,000 for the three month period ended September 30, 1996 from $343,000 for the same period in 1995. The increase was primarily the result of interest expense associated with the Savings Bank's short-term borrowings.

Net Interest Income for the three month period ended September 30, 1996 decreased $5,000, or 1.16%, from $430,000 for the three month period ended September 30, 1995 to $425,000 for the same period in 1996.

Provision for Loan Losses was increased by $22,000 for the three month period ended September 30, 1996 compared to an increase of $13,000 for the same period in 1995. Management's periodic evaluation of the adequacy of the allowance for losses on loans, which included an evaluation of each delinquent loan, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio and other relevant factors, at September 30, 1996 indicated that the allowance should be increased by $22,000. As indicated by the evaluation, management increased the allowance for losses on loans primarily to reflect the inherent risk associated with the growth in the non-mortgage loan portfolio. Although, at September 30, 1996, management believed the allowance to be adequate, there can be no assurances that further additions will not be made and that any losses that may occur will not exceed the amount provided by the allowance.

Non-Interest Income for the three month period ended September 30, 1996 increased $25,000, or 156.25%, to $41,000 from $16,000 for the same period in 1995. This increase was the result of a non-recurring gain on the sale of investment securities of $26,000 for the quarter ended September 30, 1996.

Non-Interest Expense for the three month period ended September 30, 1996 increased $222,000, or 82.22%, from $270,000 for the same period in 1995 to $492,000 in 1996. This increase was primarily due to a one-time special deposit premium insurance assessment of $212,000. See Part II, Item 5 for detailed information on the special assessment.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 2. - (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR
THE THREE MONTHS ENDED SEPTEMBER 30, 1996 (Continued)

Provision for income taxes for the three month period ended September 30, 1996 shows a tax benefit of $17,000 compared to income tax expense of $66,000 for the same period in 1995. This decrease is primarily the result of a net taxable loss for the third quarter of 1996 compared to taxable income for the same period of 1995. No provision for deferred taxes has been recorded for the three month periods ended September 30, 1996 and 1995 due to immateriality.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR
THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Net Income for the nine month period ended September 30, 1996 decreased $110,000, or 42.47% from $259,000 for the same period in 1995 to $149,000 in
1996. This decrease was primarily due to a one-time special premium assessment by the Savings Association Insurance Fund of approximately $212,000. See Part II, Item 5 for detailed information relating to the special assessment.

Interest Income for the nine month period ended September 30, 1996 increased $62,000, or 2.76%, to $2.31 million from $2.25 million for the same period in 1995. This was primarily due to changes in the composition of interest earning assets which produced higher yields. Interest income on loans increased $229,000. This increase was partially offset by a decrease of $50,000 in interest income from investment securities, a $50,000 decrease in interest income from collateralized mortgage obligations and other mortgage-backed securities and, a $74,000 decrease in interest income from deposit accounts with other banks.

Interest Expense for the nine month period ended September 30, 1996 increased $49,000, or 5.05%, to $1.02 million from $0.97 million for the same period in 1995. Approximately $33,000 of this increase was due to an increase in the general level of interest rates paid on deposit accounts. The remaining $16,000 of the increase was due to interest expense assoicated with the Savings Bank's short-term borrowings.

Net Interest Income for the nine month period ended September 30, 1996 increased $13,000, or 1.02%, to $1.29 million from $1.28 million for the same period in 1995. This was due to a $62,000 increase in interest income partially offset by a $49,000 increase in interest expense.

Provision for Loan Losses was increased by $42,000 for the nine month period ended September 30, 1996 compared to an increase of $69,000 for the same period in 1995. Management's periodic evaluation of the adequacy of the allowance for losses on loans, which included an evaluation of each delinquent loan, past loan loss experience, current economic conditions, volume, growth and composition of the

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 2. - (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR
THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (Continued)

Provision for Loan Losses (Continued)
loan portfolio and other relevant factors, at September 30, 1996, June 30, 1996 and March 31, 1996 indicated that the allowance should be increased by $22,000, $5,000 and $15,000, respectively. As indicated by the evaluation, management increased the allowance for losses on loans primarily to reflect the inherent risk associated with the growth in the non-mortgage loan portfolio. Although, at September 30, 1996, management believed the allowance to be adequate, there can be no assurances that further additions will not be made and that any losses that may occur will not exceed the amount provided by the allowance.

Non-Interest Income for the nine month period ended September 30, 1996 decreased $8,000, or 10.00%, to $72,000 from $80,000 for the same period in 1995. This decrease was primarily the result of a non-recurring gain on the sale of investment securities of $35,000 in 1995 compared to $25,000 in 1996.

Non-Interest Expense for the nine month period ended September 30, 1996 increased $215,000, or 25.06%, from $0.86 million for the same period in 1995 to $1.07 million in 1996. This increase was primarily due to a one-time special deposit premium insurance assessment of $212,000. See Part II, Item 5 for detailed information on the special assessment. Also, salaries and employee benefit expense increased by $11,000. These increases were partially offset by a $14,000 decrease in other non-interest expenses.

Income tax expense for the nine month period ended September 30, 1996 decreased $73,000, or 42.94%, from $170,000 for the same period in 1995 to $97,000 in
1996. This increase is primarily the result of an decrease in taxable income. No provision for deferred taxes has been recorded for the nine month periods ended September 30, 1996 and 1995 due to immateriality.

LIQUIDITY AND CAPITAL RESOURCES

The Savings Bank is required to maintain minimum levels of liquid assets, as defined by the Office of Thrift Supervision (OTS) regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5%. The Savings Bank's liquidity ratio averaged 18.25% during September 1996. The Savings Bank manages its liquidity ratio to meet its funding needs, including: deposit outflows; disbursement of payments collected from borrowers for taxes and insurance; and loan principal disbursements. The Savings Bank also manages its liquidity ratio to meet its asset and liability management objectives.

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

The Savings Bank anticipates that it will have sufficient funds available to meet its current loan commitments and normal savings withdrawals. At September 30, 1996, the Savings Bank had outstanding loan commitments of $485,000. In addition, it had certificates of deposit scheduled to mature within one year of $15.65 million. Management believes that a substantial portion of such deposits will remain with the Savings Bank.

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

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 2. - (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The following table sets forth the Savings Bank's regulatory capital position at June 30, 1996, as compared to the minimum regulatory requirements:

                                    Amount         Percent of
                               (in thousands)   Adjusted Assets
                               --------------   ---------------
Tangible Capital:1

      Actual                        $7,594           17.00%
      Required                         670            1.50%
                                    ------           ------
      Excess                        $6,924           15.50%
                                    ------           ------

Core Capital:1

      Actual                        $7,594           17.00%
      Required                       1,340            3.00%
                                    ------           ------
      Excess                        $6,254           14.00%
                                    ------           ------

Risk-Based Capital:2

      Actual                        $7,821           43.12%
      Required                       1,451            8.00%
                                    ------           ------
      Excess                        $6,370           35.12%
                                    ------           ------

      1 Based on tangible and core assets of $44,668
      2 Based on risk-weighted assets of $18,137

PART II - OTHER INFORMATION
Item 5. - Other Information

      New Office Building - As discussed in the Corporation's 1995 Annual Report and the June 30, 1996 Form 10-QSB, the Savings Bank is planning on constructing a new office building on a piece of property currently owned which is adjacent to its branch facility. Due to unexpected delays in the architectural process and the fast approaching winter weather season, construction has been delayed until Spring 1997. After the first of the year, the Board will again review the plans and anticipated costs associated with the proposed building before giving final approval to commence construction.

      As of September 30, 1996, the Savings Bank had incurred approximately $112,000 in architectural and engineering fees associated with the new building. Such fees will be capitalized as part of the cost of the project. Should the project be terminated, such fees will be charged to non-interest expense in the period in which termination occurs.

BECKLEY BANCORP, INC.
PART II - OTHER INFORMATION

Item 5. - Other Information (continued)

      FDIC Special Premium Assessment - As previously discussed in the Corporation's 1995 Annual Report, there has been a significant deposit insurance premium disparity between the Savings Association Insurance Fund (the "SAIF") and the Bank Insurance Fund (the "BIF"), both of which are divisions of the Federal Deposit Insurance Corporation (the "FDIC"). The Corporation, through the Savings Bank has been paying an insurance premium to the SAIF equal to .23% of its insured deposits. In September 1995, the FDIC lowered premiums for members of the BIF, primarily commercial banks, to a range of between .04% to .31% of insured deposits. In January 1995, the total annual premium for most BIF members was lowered to a flat fee of $2,000. Over the past year, several alternatives to mitigate the effect of the BIF/SAIF insurance premium disparity have been proposed and considered.

      On September 30, 1996, the Deposit Insurance Funds Act was signed into law by the President. As required under this law, the FDIC issued a one-time special premium assessment of 65.7 cents per $100 of insured deposits on all members of the SAIF. This assessment will be used to fully capitalize the SAIF and, going forward, will allow the FDIC to significantly reduce the deposit insurance premiums being paid by all SAIF insured institutions. It is expected that, as a result of this one-time charge, future assessments for the SAIF will be reduced from 23 cents to approximately 18 cents per $100 of insured deposits for the fourth quarter of 1996 and further reduced to 6.4 cents per $100 of insured deposits beginning January 1, 1997 and continuing through December 31, 1999. Beginning January 1, 2000, the rate is projected to decrease further to 2.4 cents per $100 of insured deposits. Beginning January 1, 1997, it is projected that the SAIF assessment of 6.4 cents will result in a reduction of approximately 70 percent, or an estimated $53,000, in annual assessment expense, which, over a four year period, is expected to offset the special assessment.

Item 6. - Exhibits and Reports on Form 8-K

(a)   Exhibit 27 - Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

BECKLEY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BECKLEY BANCORP, INC.

Date:  November 1, 1996                   By:  /s/ Duane K. Sellards
      -------------------                     ----------------------
                                                DUANE K. SELLARDS
                                                President and Chief
                                                Executive Officer

Date:  November 1, 1996                   By:  /s/ Brian K. Pate
      -------------------                     ------------------
                                                BRIAN K. PATE
                                                Vice President and Chief
                                                Financial Officer