Form 10KSB40
period 1996-12-31
BECKLEY BANCORP INC
filed 1997-03-31
CIK 921152

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One):

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the fiscal year ended December 31, 1996, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from to .

Commission File Number:  0-23878

                             BECKLEY BANCORP, INC.
                             ---------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                  55-0733525
--------                                                  ----------
(State or other jurisdiction of incorporation          I.R.S. Employer
or organization)                                      Identification No.

200 Main Street, Beckley, West Virginia                      25801
---------------------------------------                      -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:     (304) 252-6201
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                               ----

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.10 per share
                    ---------------------------------------
                               (Title of Class)

      Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO    .
    ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ X ]
      State issuer's revenues for its most recent fiscal year. $3.2 million.

      As of March 14, 1997, there were issued and outstanding 601,465 shares of the registrant's Common Stock.

      The registrant's voting stock is traded over-the-counter. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the average bid and ask price of the registrant's common stock on March 14, 1997, was $9.3 million (based on $19.75 per share).

Transition Small Business Disclosure Format (check one)
YES      NO  X
     ---    ---
                      DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of Annual Report to Stockholders for the Fiscal Year ended December 31, 1996. (Parts I and II)
      2.    Portions of proxy statement dated April 21, 1997 (Part III)

                                     PART I

Item 1.  Business
-------  --------

The Company

      Beckley Bancorp, Inc. (the "Company") is a Delaware corporation organized in 1994 at the direction of the Board of Directors of Beckley Federal Savings Bank (the "Bank" or "Beckley Federal") to acquire all of the capital stock that the Bank issued upon its conversion from the mutual to stock form of ownership. The OTS approved the Holding Company's application to become a savings and loan holding company and the Holding Company used 50% of the net proceeds from the issuance of the Common Stock to purchase all of the common stock of the Bank issued upon Conversion.

The Bank

      Beckley Federal, a wholly owned subsidiary of the Company, was founded in 1939 and is primarily engaged in attracting deposits from the general public and using those funds to originate mortgage loans for the purchase or refinance of single-family homes in Beckley, West Virginia, and surrounding communities, and for the purchase of mortgage-backed and other securities. To a lesser extent, the Bank makes consumer loans. To an even lesser extent, the Bank makes nonresidential real estate loans and construction loans. The Bank has a branch office located at 1723 Harper Road, Beckley, West Virginia.

      The principal sources of funds for the Bank's lending activities are deposits and the amortization, repayment and maturity of loans and investment securities. Primary sources of income are interest and fees on loans and investment securities and customer service fees and commissions. The Bank's primary expense is interest paid on deposits.

Market Area/Competition

      Among its other lending activities, Beckley Federal has focused on serving its customers located in Beckley, West Virginia and surrounding communities in Raleigh County, West Virginia. The Bank's immediate market area features a variety of industries such as coal mining and related support industries, health care, retailing, tourism, and light manufacturing. Raleigh County has a population of 77,000 with approximately 76% of the residents living in the Bank's primary market area. During the past several years, the performance of the West Virginia economy has generally been less than that of the national economy and many other state economies with per capita income levels significantly below other areas of the country and unemployment rates substantially higher, although there has been some economic resurgence in recent periods for the reasons discussed below.

      The Beckley/Raleigh County area is served by two major interstate highway systems. Since the completion of the interstate system in 1990, the Beckley/Raleigh County area has experienced a growth in population and in the establishment of new businesses accompanied by an increase in tourism. This growth has helped to strengthen the retail segment of the local economy. In addition, a new federal prison has been constructed in the Raleigh County area and construction has begun on a federal office building in downtown Beckley.

Lending Activities

      General. The principal lending activity of Beckley Federal continues to be the origination of mortgage loans for the purpose of financing or refinancing one- to four-family residential real estate. However, during the past two years, the Bank has diversified its lending products and has begun to originate non-mortgage loans, primarily those secured by automobiles. Although non-mortgage loans generally have a higher amount of risk associated with the potential decline in the value of the collateral, such loans provide a relatively short-term high yielding investment when compared to mortgage loans. The non-mortgage portfolio has performed at or above levels expected by management. As of December 31, 1996, the Bank had only experienced one charge-off of approximately $4,000 in its non-mortgage loan portfolio.

      During the year ended December 31, 1996, the Bank originated approximately $4.5 million of mortgage loans, primarily secured by one- to four-family residential real estate. During the same period, the Bank originated approximately 500 non-mortgage loans totalling $5.9 million. Such loans were primarily secured by new and used automobiles. Total loans, net of the allowance for loan losses and deferred loan origination fees and costs, increased $4.2 million, or 26.4% during the year.

      The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percent of the respective portfolios at the dates indicated.

                                                     At December 31,
                                        -------------------------------------------
                                              1996                     1995
                                        --------------------     -------------------
                                         $            %            $           %
Real Estate Mortgage Loans:                       (Dollars in Thousands)
---------------------------
Residential 1-4 Family.............     $13,102      35.74%       $12,214     36.01%
Commercial/Multi-Family............       1,409       3.84          1,237      3.65
Construction.......................          96        .26            103       .30
Commercial Business Loans..........         103        .28             25       .07
Consumer Loans:
  Savings account..................         617       1.68            617      1.82
  Automobile.......................       4,895      13.35          1,914      5.64
  Other consumer...................         284        .77            142       .42
Less:
  Deferred loan origination fees
    and costs......................        (23)       (.06)          (32)      (.09)
  Allowance for losses on loans....       (303)       (.82)         (255)      (.75)
                                        ------       -----       -------       ----
Total loans, net...................      20,180      55.04         15,965     47.07
Mortgage-Backed and related
  securities (1-4 Family)(1).......      16,484      44.96         17,954     52.93
                                         ------      -----         ------     -----
  Total loans and mortgage-backed
    and related securities, net....     $36,664     100.00%       $33,919     100.00%
                                         ======     ======         ======     ======


--------------------
(1) Reported at fair value in accordance with SFAS 115. The amortized cost of such securities at December 31, 1996 and 1995 was $17.00 million and $18.02 million, respectively.

      The following table sets forth the contractual maturities of the Bank's loan portfolio at December 31, 1996. The table does not consider prepayments. Prepayments and scheduled principal repayments on loans totalled $6.8 million for the year ended December 31, 1996.

                                                      At December 31, 1996
                          -----------------------------------------------------------------------
                          Mortgage-                                             Consumer
                          Backed and   1-4 Family                                 and
                           Related     Real Estate   Commercial/                Commercial
                          Securities(1) Mortgage     Multi-Family  Construction  Business   Total
                            ----------- ---------    ------------  ------------ -------     -----

                                                         (In Thousands)
Non-performing............  $     --       $   53      $     --    $     --     $   54      $  107

Amounts Due:
Within 3 months...........        --          593            31          --        117         741
3 months to 1 Year........        --        2,425            --          --        486       2,911

After 1 year:
  1 to 3 years............        --          211           479          96        739       1,525
  3 to 5 years............       306        1,204            36          --      4,377       5,923
  5 to 10 years...........       199        2,042           230          --        126       2,597
  Over 10 years...........    15,979        6,574           633          --         --      23,186
                              ------        -----           ---       -----      -----      ------

Total due after one year..    16,484       10,031         1,378          96      5,242      33,231
                              ------       ------         -----       -----      -----      ------
Total amount due..........    16,484       13,102         1,409          96      5,899      36,990
                              ------       ------         -----       -----      -----      ------

Less:
Allowance for losses on loans     --        (130)          (14)         (1)      (158)       (303)
Deferred loan fees and other      --         (20)           (3)          --         --        (23)
                             -------      ------         -----        -----      -----     ------
  Loans receivable, net...   $16,484      $12,952        $1,392      $   95     $5,741     $36,664
                              ======       ======         =====       =====      =====      ======




      The following table sets forth the dollar amount of all loans and mortgage-backed and related securities, which have fixed interest rates and which have floating or adjustable interest rates.

                                                Floating or
                              Fixed Rates    Adjustable Rates       Total
                              -----------    ----------------       -----
Real estate loans:                               (In thousands)

   One- to four-family.....        $9,037           $4,065           $13,102
   Multi-family............            --               31                31
   Commercial real estate..         1,301               45             1,346
   Construction............            --               96                96
   Land....................            32               --                32
Consumer and commercial
  business.................         5,894                5             5,899
                                   ------            -----            ------
  Total loans..............       $16,264          $ 4,242           $20,506
Mortgage-backed and related
  securities...............         1,084           15,400            16,484
                                   ------           ------            ------
  Total....................       $17,348          $19,642           $36,990
                                   ======           ======            ======

      Residential Mortgage Loans. The Bank's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's primary market area. The majority of the Bank's residential mortgage loans consist of loans secured by owner-occupied, single-family residences.

      The Bank primarily originates loans secured by first deeds of trust on real property. The Bank's mortgage loan portfolio consists of both fixed-rate and adjustable-rate loans secured by various types of collateral as discussed below. As of December 31, 1996, the average remaining term to maturity of the bank's mortgage portfolio was 163 months. Management expects to continue offering mortgage loans at market interest rates, with substantially the same terms and conditions.

      The Bank originates 15- and 20-year fixed-rate mortgage loans intended primarily for retention in the Bank's loan portfolio. The Bank also originates adjustable-rate mortgage loans with terms ranging from 5 to 30 years. The majority of mortgage loans are amortized on a monthly basis. Generally, all loans are originated for retention in the Bank's loan portfolio.

      The Bank originates construction loans to finance the construction of residential property. These loans are generally made to private individuals who have contracted with a licensed general contractor. The Bank closely supervises the construction process and disburses all funds during the course of the construction period. These loans are structured to be converted to permanent loans at the end of the construction period.

      Beckley Federal's residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage portfolio, and the Bank has generally exercised its rights under these clauses.

      Regulations limit the amount which a savings association may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and between 65% and 85% for all other real estate loans, depending on the type of property. The Bank has the following lending policies: loans secured by residential properties must have a loan to value ratio of 80% or less, unless private mortgage insurance is obtained; loans for construction will generally be originated for up to 80% of the appraised value of the property; and, non-residential mortgage loans are generally granted for up to 75% of the appraised value of the securing property.

      Consumer and Commercial Business Loans. Regulations permit federally-chartered savings associations to make secured and unsecured consumer loans up to 35% of the Bank's assets. In addition, the Bank has lending authority above the 35% category for certain consumer loans, such as second mortgage loans and loans secured by savings accounts. Beckley Federal originates consumer and commercial business loans secured by a variety of collateral as discussed below. Management has committed to increase the Bank's consumer loan portfolio to provide a short term investment vehicle yielding a relatively higher rate of return, consistent with the Bank's underwriting policy for these loans.

      Beckley Federal originates consumer loans secured by savings accounts and certificates of deposit. The Bank will generally lend up to 95% of the amount in the deposit account that is held as collateral. Interest payments are generally due no less frequently than quarterly. Loans secured by deposit accounts are made at an interest rate which is 200 basis points above the effective interest rate paid on the deposit account.

      Beckley Federal originates both secured and unsecured consumer loans. The Bank accepts a variety of collateral as security for these loans including automobiles, boats, motorcycles, and farm equipment. The Bank generally lends between 80% and 100% of the purchase price on new automobiles and between 80% and 100% of the purchase price or the loan value on used automobiles. On loans secured by collateral other than automobiles, the Bank will generally loan between 80% and 100% of the purchase price or loan value, depending primarily upon the type of collateral being used to secure the loan.

      Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles, mobile homes, boats and recreational vehicles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and/or the lack of demand for used automobiles.

      Commercial/Multi-Family Mortgage Loans. The Bank originates mortgage loans secured by commercial and multi-family (5 or more units) real estate, community service facilities such as churches, or small business properties. The Bank does not actively promote commercial or multi-family lending and does not consider them to be a primary lending activity.

      Loans secured by commercial and multi-family properties generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

      Loan Solicitation and Processing. Loan originations are derived from a number of sources such as real estate broker referrals, customers, borrowers, builders and walk-in customers.

      Upon receipt of a loan application, a credit report is ordered and reviewed to verify specific information relating to the loan applicant's creditworthiness. In the case of mortgage loans, written verifications of employment and deposits are sent to the applicant's employer and their bank, respectively. Also, the Bank requires that an appraisal of the real estate intended to secure the proposed loan is undertaken by an independent appraiser approved by the Bank. After all of the information required to make a credit decision is obtained, two members of the Bank's Executive Committee review the loan application file and make a decision whether to approve the loan. Upon approval, the applicant is verbally notified and, in the case of mortgage loans, a title report is immediately ordered. The Board ratifies loan decisions monthly.

      The Bank does not require mortgagor title insurance policies on its mortgage loans. However, the bank does require proof of hazard insurance providing coverage on the property securing the loan.

      If the loan is approved, the loan commitment specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate and amortization term. The borrower must provide proof of fire, and flood (if applicable) insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. The Bank requires that an acceptable title report must be issued by its attorneys on all mortgage loans.

      Loan Originations and Mortgage-Backed and Related Securities Purchased. The following table sets forth the Bank's gross originations, mortgage-backed and related securities purchases, and principal repayments for the periods indicated. During the periods shown, the Bank sold no loans.

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1996             1995
                                                         ----             ----
                                                           (In Thousands)

Total gross loans receivable at
   beginning of period.........................         $34,206          $28,545
                                                         ======           ======

Loans originated:
  1 to 4 family residential....................         $ 3,882          $ 3,227
  Consumer.....................................           5,774            3,269
  Commercial/Multi-Family......................             398              661
  Construction.................................             214              399
  Commercial business..........................             141               51
                                                         ------           ------
Total loans originated.........................         $10,409          $ 7,607
                                                         ======           ======
Total mortgage-backed and related securities
  purchased(1)                                          $    --          $ 3,933
                                                         ======           ======
Loan principal repayments......................         $ 6,764          $ 7,145
                                                         ======           ======
Other..........................................            (861)(1)        1,266(1)
                                                        -------           ------
Net loan activity..............................         $ 2,784          $ 5,661
                                                         ======           ======
Total gross loans receivable at end of period..         $36,990          $34,206
                                                         ======           ======

---------------------
(1)   Includes  an   adjustment   to  reflect  the  fair  value  of  the  Bank's
      mortgage-backed and related securities in accordance with SFAS 115.

      Loan Commitments. Upon loan approval by members of the Executive Committee, the Bank makes a verbal commitment to the loan applicant as to the amount, term and interest rate of the loan. The commitment is generally good for thirty days. Loan commitments at December 31, 1996 totalled $133,000.
Approximately 99% of the Bank's commitments are usually funded before their expiration.
No fee is charged for this type of commitment.

      The Bank generally charges a commitment fee where the loan commitment period exceeds ninety days. This fee is normally 1.0% of the amount of the commitment.

      Loan Fees and Service Charges. In addition to interest earned on loans, the Bank generally recognizes fees and service charges which consist primarily of loan origination fees and late charges. Interest income from loans included approximately $15,000 of loan origination fees and late charge fees for each of the years ended December 31, 1996 and 1995.

      Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

      Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate) or $500,000, whichever is higher. At December 31, 1996 the Bank's loan to one borrower limit was $1.2 million. At December 31, 1996, the Bank's largest exposure to one borrower was $472,000 and was secured by an 18-hole golf course located on approximately 126 acres of land.

      Delinquencies and Asset Classification. The Bank's collection procedures provide that when a loan is more than 15 days past due, a late charge is added and the borrower is contacted by mail or telephone and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower. For mortgage loans delinquent for 90 days or more, the Bank generally initiates foreclosure proceedings unless other repayment arrangements are made. For secured consumer loans, the Bank generally repossesses the collateral prior to the delinquency reaching 90 days and legal remedies are pursued to collect deficiencies, if any. For unsecured consumer loans, legal action is taken when the Bank determines that a loan is otherwise uncollectible. Each delinquent loan is reviewed on a case by case basis.

      Delinquent loans are reviewed on a regular basis and are placed on a non-accrual status when the loan becomes 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

      Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When foreclosed real estate is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value, based upon a current appraisal. Any write-down of foreclosed real estate is charged to the allowance for real estate losses. At December 31, 1996, the Bank had no property acquired as the result of foreclosure or by deed in lieu of foreclosure and classified as foreclosed real estate.

      Repossessed assets are recorded at the lower of the unpaid principal balance of the related loan or the assets' fair value, as determined by management. Any write-down is charged to the allowance for consumer loan losses. At December 31, 1996, the Bank held no repossessed assets.

      At December 31, 1996 and 1995, delinquencies in the Bank's loan portfolio were as follows:

                                                      At December 31,
                  ---------------------------------------------------------------------------------------
                                     1996                                         1995
                                    ------                                       -----
                       60-89 Days          90 Days or More          60-89 Days          90 Days or More
                      ------------        -----------------        ------------        ----------------
                   Number   Principal    Number    Principal    Number   Principal    Number    Principal
                     of      Balance       of       Balance       of      Balance       of       Balance
                   Loans     of Loans     Loans     of Loans    Loans     of Loans     Loans     of Loans
                   -----     --------     -----     --------    -----     --------     -----     --------
                                                   (Dollars in Thousands)

One- to four-
  family........       2        $ 74          3        $ 53         4         $63          3         $53
Multi-family....      --          --         --          --        --          --         --          --
Commercial            --          --         --          --
 real estate....                                                   --          --         --          --
Land............      --          --         --          --        --          --         --          --
Consumer and
 commercial
 business.......      --          --         --          --        --          --         --          --
                     ---         ---        ---         ---        --          --         --          --
   Total........       2        $ 74          3        $ 53         4         $63          3         $53
                     ===         ===        ===         ===        ==          ==         ==          ==
Delinquent loans
  to total loans                 .36%                   .26%                  .39%                   .33%

      Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation of its portfolio. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower has the ability to make periodic interest and principal payments or is no longer delinquent, and the loan is returned to accrual status. The Bank ceases the accrual of interest on delinquent loans upon foreclosure. At December 31, 1996, the Bank had no restructured loans within the meaning of Statement of Financial Accounting Standard ("SFAS") 15. The following table sets forth information regarding loans which are 90 days or more delinquent.

                                               At December 31,
                                               ---------------
                                               1996       1995
                                               ----       ----
                                               (In thousands)

Loans 90 days or more delinquent(1)........      $  53      $ 53
Foreclosed real estate.....................         --        --
                                                   ---      ----
    Total non-performing assets............       $ 53      $ 53
                                                   ===       ===


----------------------
(1) Interest on loans 90 days or more delinquent is 100% reserved. At December 31, 1996 and 1995, the balance of the reserve for accrued interest on loans delinquent 90 days or more was $1,200 and $1,800, respectively. At December 31, 1996 and 1995, the Bank had no loans accounted for on a nonaccrual basis which were less than 90 days past due.

      Classified Assets. OTS regulations provide for a specific classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.

"Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated "special mention" by management are assets included on the Bank's internal watchlist because of potential weakness but which do not currently warrant classification in one of the aforementioned categories.

      When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for credit losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific provision for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for credit losses generally do not qualify as regulatory capital.

      At December 31, 1996, the Bank's problem assets were as follows: $128,000 were designated special mention, $53,000 were classified as substandard and none were classified as doubtful or loss. At December 31, 1996, the Bank had loss allowances of $303,000. Management believes that the Bank's current loan loss allowance is sufficient to cover any potential losses.

      Allowance for Losses on Loans, Real Estate Owned, and Repossessed Assets. It is management's policy to provide for losses on unidentified loans in its loan portfolio as well as on classified loans and foreclosed real estate. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Management has established minimum standards for its general reserves. On mortgage loans, a minimum of 1% of the outstanding loan balances at the end of each quarter is reserved. On consumer loans, a minimum of 3% of the outstanding loan balances at the end of each quarter is reserved. In addition to these general reserves, the Bank reserves 10% of substandard assets and 100% of assets classified as doubtful or loss.

      Also, when foreclosed real estate is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value based upon a current appraisal. Repossessed assets are recorded at the lower of the unpaid principal balance of the related loan or the assets' fair value as determined by management using information obtained by valuation guides or from dealers familiar with the particular type of asset. Management periodically performs valuations of these assets and establishes valuation allowances to reduce the book value of the assets to their net realizable value when necessary.

      Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses on loans and real estate owned will not be required.

     Allowance Analysis. The following table sets forth the Bank's allowance for losses on loans.


                                                At or For the Year Ended
                                                      December 31,
                                                      ------------
                                                    1996         1995
                                                    ----         ----
                                                 (Dollars in thousands)
Allowance for credit losses:
Balance at beginning of period................      $  255       $  174
                                                     -----        -----
 Charge-offs..................................           4           --
  Recoveries..................................          --           --
  Provisions charged to income................          52           81
                                                     -----        -----
Balance at end of period......................      $  303       $  255
                                                     =====        =====
Ratio of allowance for losses to total
  loans at the end of the period..............        1.48%        1.57%



      Allowance by Loan Category. The following table sets forth the Bank's allocation of the allowance for losses on loans by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the allowance for losses on loans allocated to each loan category does not represent the total available for future losses which may occur within the loan category.

                                                           At December 31,
                                                           ---------------
                                                       1996                      1995
                                                       ----                      ----
                                                     Percent of
                                                     Loans in                  Percent of
                                                       Each                   Loans in Each
                                                     Category to               Category to
                                          Amount     Total Loans    Amount     Total Loans
                                          ------     -----------    ------     -----------
                                                        (Dollars in thousands)
Residential, Commercial and Multi-Family
  Real Estate (1)................          $ 145       71.23%           $ 145      83.40%
Consumer and Commercial Business Loans       158        28.77             110      16.60
                                            ----       ------             ---     -----
Total............................          $ 303      100.00%           $ 255     100.00%
                                            ====      ======             ====     ======

--------------
(1) The allowance is based on general reserves calculated on the outstanding balance of the entire loan portfolio.


      Mortgage-Backed and Related Securities and Investment Activities. The investment policy of the Bank, which is established by senior management and approved by the Board of Directors, is based upon its asset and liability management goals and is designed primarily to provide a portfolio of high quality, diversified investments while seeking to optimize net interest income within acceptable limits of safety and liquidity. Investments generally are made with the intent of holding them to maturity, however, to maintain flexibility, the Bank generally classifies such investments as "available-for-sale" and accounts for them at their fair values. The Bank's current investment goal is to invest available funds in instruments that meet specific requirements of the Bank's asset and liability management goals. The investment activities of the Bank consist primarily of investments in mortgage-backed and related securities, and, to a lesser extent, other securities consisting primarily of securities issued or guaranteed by the United States Government or agencies thereof. At December 31, 1996, the fair value of the investment securities portfolio was $7.0 million and the fair value of the mortgage-backed and related securities portfolio was $16.5 million.

      Investments. The following table sets forth certain information regarding the amortized cost and fair values of the Bank's interest bearing deposits, investment securities, and mortgage-backed and related securities at the dates indicated:

                                                                 At December 31,
                                                   ------------------------------------------
                                                           1996                  1995
                                                   -------------------   --------------------
                                                   Amortized     Fair    Amortized     Fair
                                                      Cost      Value       Cost       Value
                                                      ----      -----       ----       -----
                                                                 (In thousands)

Interest bearing deposits........................      $916      $916       $   965    $   965
                                                        ===       ===        ======     ======

Investment securities:
  Held-to-Maturity:
    U.S. agency securities.......................      $997      $997       $ 3,993    $ 3,993
    Marketable equity securities.................                                --         --
Available-for-sale:
    U.S. agency securities.......................     4,986     4,976         4,216      4,205
    Marketable equity securities.................        36     1,022            61        816
                                                     ------     -----       -------    -------
      Total investment securities................    $6,019    $6,995       $ 8,270    $ 9,014
                                                      =====     =====        ======     ======

Mortgage-backed and Related Securities:
  Held-to-Maturity:
    Mortgage-backed participation certificates...   $    --    $   --       $    --    $    --
    Collateralized mortgage obligations..........        --        --            --         --
  Available-for-sale:
    Mortgage-backed participation certificates...     4,341     4,354         4,968      5,054
    Collateralized mortgage obligations..........    12,665    12,130        13,054     12,900
                                                     ------    ------        ------     ------
  Total mortgage-backed and related securities...    17,006    16,484        18,022     17,954
                                                     ------    ------        ------     ------
      Total investments..........................   $23,941    $24,395      $27,257    $27,933
                                                     ======     ======       ======     ======

Investment Yields and Maturities.

      The following table sets forth certain information regarding the amortized cost, weighted average rates and contractual maturities of the Bank's investment securities portfolio at December 31, 1996.

                                                             As of December 31, 1996
              ----------------------------------------------------------------------------------------------------------------------
                 One Year or Less     One to Five Years     Five to Ten Years    More than Ten Years   Total Investment Securities
                          Weighted              Weighted              Weighted              Weighted              Weighted
               Amortized   Average   Amortized   Average   Amortized   Average   Amortized   Average   Amortized  Average    Fair
                 Cost       Rate       Cost       Rate       Cost       Rate       Cost       Rate       Cost       Rate     Value
                ------     ------     ------     ------     ------     ------     ------     ------     ------     ------   ------
                                                              (Dollars In Thousands)

U. S.
  Agency
  Securities..  $2,492      4.7%      $2,491     5.6%       $1,000     8.0%        $   --       --%      $5,983    5.6%      $5,973
Marketable
  Equity
  Securities..      36     36.1           --      --            --      --             --       --          36    36.1        1,022
                 -----     ----       ------    ------      ------    ----         ------   ------       -----    ----        -----
  Total.......  $2,528      5.2%      $2,491     5.6%       $1,000     8.0%        $   --       --%      $6,019    5.8%      $6,995
                 =====    ====         =====    ===          =====    ===          ======   ======        =====    ====        =====


Sources of Funds

      General. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, Beckley Federal derives funds from amortization and prepayment of loans, sale or maturities of investment securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank does not generally use borrowings.

      Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including NOW, regular savings, money market deposit, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers, nor does it actively solicit funds outside of the State of West Virginia.

      The following table sets forth average balances and rates for various deposit categories for the year ended December 31, 1996.

                                                 Average        Average
                                                 Balance         Rate
                                                 -------         ----
                                            (In Thousands)
      Savings Accounts....................         7,591        3.08%
      NOW and Money Market Deposit Accounts        5,195         2.39
      Certificate of Deposit Accounts.....        19,484         5.07



      Certificates of Deposit of $100,000 or More. Although the Bank offers certificates of deposit with balances of $100,000 or more, the Bank generally does not offer a higher interest rate for such deposits. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1996:


                                                           Certificates
      Maturity Period                                        of Deposit
      ---------------                                        ----------
                                                         (In Thousands)
      Within three months............................          $  848
      Three through six months..................... .           1,999
      Six through twelve months......................             200
      Over twelve months.............................             792
                                                                -----
                                                               $3,839


      Borrowings. Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank maintains a line of credit with the FHLB of Pittsburgh. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 1996, the Bank had $2.0 million in outstanding short term advances from the FHLB of

Pittsburgh. The weighted-average interest rate on such advances was 5.74% and the weighted average remaining maturity was 46 days. The advances will be repaid with the proceeds of maturing investment securities.

Personnel

      As of December 31, 1996, the Bank had 13 full-time employees and one part-time employee. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

Regulation

      Set forth below is a summary description of certain laws which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Bank Regulation

      General. As a federally chartered, Savings Association Insurance Fund ("SAIF")-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

      The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they find in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

      The Bank  must  file  reports  with the OTS and the  FDIC  concerning  its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations.

      Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The FDIC may also prohibit an insured depository institution from engaging in any activity the FDIC determines to pose a serious threat to the SAIF.

      The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. Prior to September 30, 1996, savings associations paid within a range of .23% to .31% of domestic deposits and the SAIF was substantially underfunded. By comparison, prior to September 30, 1996, members of the Bank Insurance Fund ("BIF"), predominantly commercial banks, were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

      Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. The Bank recorded a $212,000 pre-tax expense for this assessment at September 30, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately
 .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, BIF members are expected to be assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70% from rates in effect prior to September 30, 1996.

      Regulatory Capital Requirements. Set forth below is the Bank's regulatory capital requirements applicable to it as of December 31, 1996:

                                                            Percent
                                                          of Adjusted
                                                 Amount      Assets
                                                 ------      ------
                                               (Dollars in Thousands)
Tangible Capital:
Regulatory requirement............              $   685          1.5%
Actual capital....................                7,723         16.9
                                                 ------        -----
  Excess..........................              $ 7,038         15.4%
                                                 ======        =====

Core Capital:
Regulatory requirement............              $ 1,371          3.0%
Actual capital....................                7,723         16.9
                                                 ------        -----
  Excess..........................              $ 6,352         13.9%
                                                 ======        =====

Risk-Based Capital:
Regulatory requirement(1).........              $ 1,503          8.0%
Actual capital....................                7,958         42.4
                                                 ------        -----
  Excess..........................              $ 6,455         34.4%
                                                 ======        =====

--------------------
(1)   Based on risk-weighted assets of $18,790.

      Net Portfolio Value. In recent years, the Bank has measured its interest rate sensitivity by computing the "gap" between the assets and liabilities which were expected to mature or reprice within certain periods, based on assumptions regarding loan prepayment and deposit decay rates formerly provided by the OTS. However, the OTS now requires the computation of amounts by which the net present value of an institution's cash flows from assets, liabilities and off balance sheet items (the institution's net portfolio value, or "NPV") would change in the event of a range of assumed changes in market interest rates. The OTS also requires the computation of estimated changes in net interest income over a four-quarter period. These computations estimate the effect of an institution's NPV and net interest income of instantaneous and permanent 1% to 4% increases and decreases in market interest rates. In the Bank's interest rate sensitivity policy, the Board of Directors has established a maximum decrease in net interest income and maximum decreases in NPV given these instantaneous changes in interest rates.

      In order to encourage associations to reduce their interest rate risk, the OTS adopted a rule in 1993 incorporating an interest rate risk ("IRR") component into the risk-based capital rules. The rule is, however, not yet effective. The IRR component is a dollar amount that will be deducted from total capital for the purpose of calculating an institution's risk-based capital requirement and is measured in terms of the sensitivity of its NPV to changes in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities, and off-balance sheet contracts. An institution's IRR is measured as the change to its NPV as a result of a hypothetical 200 basis point change in market interest rates. A resulting change in NPV of more than 2% of the estimated market value of its assets will require the institution to maintain additional capital. The rules provide that the OTS will calculate the IRR component quarterly for each institution; however, because the Bank's total assets were less than $300 million and its tangible capital was in excess of 12%, the Bank was exempt from the component at December 31, 1996.

     The following table sets forth the interest rate risk measures for the Bank at December 31, 1996 (the most recent date for which such information is available to the Bank from the OTS) given a hypothetical 200 basis point ("bp") rate change in market interest rates. See "Regulatory Capital Requirements."

                                            As of December 31, 1996
                                            -----------------------
      RISK MEASURES:
      200 Basis Point Rate Shock

      Pre-Shock NPV Ratio:  NPV as %
        of Present Value of Assets.........          19.05%
      Exposure Measure:  Post-Shock
        NPV Ratio..........................          16.73%
      Sensitivity Measure:  Change in NPV
      Ratio................................           (231)bp


      Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-offs, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

      Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable rate loans, which represent the Bank's primary loan product, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In addition, the proportion of adjustable rate loans in the Bank's portfolios could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the tables. Finally, the ability of many borrowers to service their adjustable rate debt may decrease in the event of an interest rate increase.

      The OTS may increase the minimum capital requirements for savings associations with higher credit risks.

      Federal banking regulators are required to take certain prompt corrective actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. An institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio (core or leverage capital to risk-weighted assets) of 6.0% or more, has a leverage capital of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risked-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, or a Tier I risk-based capital ratio that is less than 3.0%, or a leverage capital ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

      Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Bank's Plan of Conversion.

      Qualified Thrift Lender Test. The Home Owners' Loan Act, as amended ("HOLA"), requires savings institutions to meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of qualified thrift investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Pittsburgh. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. A savings association must have the appropriate amount of QTIs on a monthly basis in nine out of every 12 months. As of December 31, 1996, the Bank was in compliance with its QTL requirement with 91.7% of its assets invested in QTIs.

      A savings association that does not meet a QTL test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the savings association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the savings association shall be restricted to those of a national bank; (iii) the savings association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the savings association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

      Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%. During December 1996, the Bank's liquidity ratio averaged 20.1%.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB of Pittsburgh. At December 31, 1996, the Bank had $2.0 million in outstanding advances from the FHLB of Pittsburgh. See "Business of the Bank -- Source of Funds -- Borrowings."

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain noninterest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS.

      Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all FHLB sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at December 31, 1996.

Company Regulation

      General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS and the SEC. As such, the Company is required to register and file reports with the OTS and the SEC and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

      QTL Test. As a unitary savings and loan holding company, the Company generally will not be subject to activity restrictions, provided the Bank satisfies the QTL test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "-- Bank Regulation -- Qualified Thrift Lender Test."

      Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

      Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings institution without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

      Subject to appropriate regulatory approvals, a bank holding company can acquire control of a savings association, and if it controls a savings association, merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the Federal Reserve Board. Generally, federal savings associations can acquire or be acquired by any insured depository institution.

Subsidiary Activities

      Beckley Federal is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under these limitations, as of December 31, 1996, Beckley Federal was authorized to invest up to approximately $900,000 in the stock of, or loans to, service corporations (based upon the 2% limitation). As of December 31, 1996, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans in its service corporation was approximately $6,000.

      The Bank has one subsidiary, Two Hundred Corporation, which was incorporated in the State of West Virginia in 1978 for the purpose of providing data processing services to the Bank through the purchase of an equity interest in an otherwise unaffiliated data processor. The unaffiliated data processor experienced serious financial difficulties that resulted in significant losses. During 1989 and 1990, Two Hundred Corporation sold its investment and recorded a net loss of $60,000. Two Hundred Corporation has been inactive since 1990.

Item 2.  Description of Property.
--------------------------------

      (a) The Bank conducts its business through a main office, located at 200 Main Street, Beckley, West Virginia, and one branch office, located at 1723 Harper Road, Beckley, West Virginia. As discussed in the 1995 Form 10-KSB, the Bank is planning on constructing a new office building on a piece of property currently owned which is adjacent to its branch facility. Due to unexpected delays in the architectural process and due to the winter weather, construction has not yet begun. Prior to the end of the second quarter of 1997, the Board will review the plans and the anticipated costs associated with the proposed building before giving final approval to commence construction.

      (b) Investment Policies. See "Item 1. Business" for a general description of the Company's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. All of the Company's investment policies are reviewed and approved by the Board of Directors of the Company or the Bank, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. The Company's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

            (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business -- Lending Activities," "Item 1. Business -- Regulation" and "Item 2. Description of Property."

            (2) Investments in Real Estate Mortgages. See "Item 1. Business -- Lending Activities" and "Item 1. Business -- Regulation."

            (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business -- Lending Activities," "Item 1. Business -- Regulation" and "Item 1. Business -- Subsidiary Activity."

      (c)  Description of Real Estate and Operating Data.

      Not Applicable.

Item 3.  Legal Proceedings
--------------------------

      At December 31, 1996, the Company and the Bank were not engaged in any material legal proceedings or aware of any such pending legal proceedings, other than routine litigation incidental to their business (including actions for negligence), to which the Company or the Bank is a party or to which any of their property is the subject.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters
--------------------------------------------------------------------------------

      The information contained under the sections captioned "Stock Market Information" in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996 (the "Annual Report"), is incorporated herein by reference. The Annual Report is included as Exhibit 13 to this Form 10-KSB.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

      The  required   information   is   contained  in  the  section   captioned
"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

      The Corporation's consolidated financial statements required herein are contained in the Annual Report and incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------
      Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(b) of the Exchange Act
--------------------------------------------------------------------------------

      The following table sets forth the directors and executive officers, their name, age, the year they first became a director of the Company or the Bank, and the expiration date of their current term as a director. Each director of the Company is also a member of the Board of Directors of the Bank.



                                            Year First     Current
                                            Elected or     Term to
           Name                  Age(1)    Appointed(2)    Expire
           ----                  ------    ------------    ------



           Robert N. File          46          1985         1998

           Ned H. Ragland, Jr.     55          1984         1998

           Tracy L. Riffe          72          1963         1999

           James H. Perry, Jr.     65          1979         1999

           Duane K. Sellards       55          1975         1997

           T. Arnold Graybeal      62          1976         1997

           Brian K. Pate           35          N/A           N/A

---------------------------
(1)   At December 31, 1996.
(2) Refers to the year the individual first became a director of the Bank. All directors of the Bank during March 1994 became directors of the Company when it was incorporated in March 1994.

      The principal occupation of each director and executive officer of the Company is set forth below. All directors and executive officers have held their present positions for five years unless otherwise stated. All of the directors and executive officers reside in the State of West Virginia.

      Tracy L. Riffe serves as the Chairman of the Board of Directors of the Company and the Bank and was the President of the Bank until his retirement in 1989. Mr. Riffe is the President and is a director and majority stockholder of Home Land Company, a real estate agency located in Beckley, West Virginia with which he has been associated since 1961.

      James H. Perry, Jr. has been associated with Coldwell Banker as a realtor since November 1994. Between 1987 and November 1994, Mr. Perry sold automotive diagnostic products with Auto Test Products. In the past, Mr. Perry has served as the President of the local Rotary Club and Raleigh County Chamber of Commerce. He is also a past local Chairman of the United Fund.

      Duane K. Sellards is the President and Chief Executive Officer of the Company and has served as President of the Bank since 1989. Prior to that time, he was the Secretary-Treasurer and Chief Financial and Operations Officer of the Bank. Mr. Sellards is a director of the Beckley-Raleigh County Chamber of Commerce and a director of the Pinecrest Development Corporation. Mr. Sellards is also a member of the Economic Restructuring Committee of Beckley Main Street, and is an associate member of the Estate Planning Council of Southern West Virginia.

      T. Arnold Graybeal has served, since November 1996, as a Vice President, Treasurer, and part owner of Boyce, Graybeal & Sayre, Inc., a consulting company. Between April 1995 and November 1996, Mr. Graybeal served as the Vice President of Finance with Bulk Materials Coal Handling, Inc. From April 1994 to April 1995, he served as Vice President of Finance for Fairchild International. Between August 1992 and April 1994, Mr. Graybeal was the Secretary and Treasurer of Oneida Coal Company, Inc. Between 1991 and 1992, Mr. Graybeal was a business consultant.

      Robert N. File is a partner with the law firm of File, Payne, Scherer & File. Mr. File is a member of the Estate Planning Council of Southern West Virginia and is on the West Virginia University Foundation Planned Giving Advisory Committee. Mr. File is also a director of the Beckley Water Company.

      Ned H. Ragland, Jr. became the proprietor of the Law Office of Ned H. Ragland, Jr. during March 1996. Prior to that time, he was a partner with the law firm of Ragland & Larrick. Mr. Ragland has served as the President of the Raleigh County Board of Education and is a former member of the Rotary Club.

      Brian K. Pate is the Vice President and Chief Financial Officer of the Company and the Bank and has served with the Bank since 1992. Between 1991 and 1992, Mr. Pate was an accountant with R.L. Persinger & Company, an accounting firm in Beckley, West Virginia. Prior to that time, Mr. Pate was an accountant with ConAgra International Fertilizer Co.

Item 10.  Executive Compensation
--------------------------------

      The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation" in the Company's definitive proxy statement for the Company's 1996 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

(a)   Security Ownership of Certain Beneficial Owners

            Information   required  by  this  item  is  incorporated  herein  by
            reference to the section captioned "Voting Securities and Certain Beneficial Owners Thereof" in the Proxy Statement.

      (b)   Security Ownership of Management

            Information   required  by  this  item  is  incorporated  herein  by
            reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

      (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Certain Transactions With the Company" in the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

       a.   Exhibits

            3.1   Certificate of Incorporation of Beckley Bancorp, Inc.*

            3.2   Bylaws of Beckley Bancorp, Inc.**

            10.1  Employment Agreement with Duane K. Sellards

            10.2 Beckley Federal Savings Bank Management Stock Bonus Plan and Trust Agreement

            10.3  Beckley Bancorp, Inc. 1994 Stock Option Plan

            10.4  Beckley Bancorp, Inc. 1996 Directors Stock Option Plan

            11    Statement Regarding Computation of Earnings Per Share

            13 Portions of the Annual Report to Stockholders for Fiscal Year Ended December 31, 1996

            21    Subsidiaries of the Registrant**

            23    Consent of Mason & Bashaw, CPA's, A.C.

       b.   Reports on Form 8-K

            No reports on Form 8-K were filed during the last quarter of the year covered by this report.


---------------------------
* Incorporated by reference to the registration statement on Form S-1 (33-77158) declared effective by the SEC on May 16, 1994.
** Incorporated by reference to the Form 10-KSB filed with the SEC for the fiscal year ended December 31, 1994.

                                  SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BECKLEY BANCORP, INC.


                                By:  /s/Duane K. Sellards
                                     Duane K. Sellards, President and
                                     Chief Executive Officer
                                     (Duly Authorized Representative)

                                Date: March 27, 1997

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:   /s/Duane K. Sellards                           By:  /s/Tracy L. Riffe
     ----------------------------------------------       -----------------
       Duane K. Sellards                                  Tracy L. Riffe
       President,  Chief Executive                        Chairman of the Board
       Officer and Director
       (Principal Executive Officer)

Date:  March 27, 1997                                Date: March 27, 1997


By:  /s/Ned H. Ragland, Jr.                          By:  /s/Brian K. Pate
       Ned H. Ragland, Jr.                                Brian K. Pate
       Secretary-Treasurer and Director                   Vice President and Regulatory Compliance Officer
                                                         (Principal Financial and Accounting Officer)

Date:  March 27, 1997                                Date: March 27, 1997

By:    /s/Robert N. File                             By:  /s/T. Arnold Graybeal
       Robert N. File                                     T. Arnold Graybeal
       Director                                           Director

Date:  March 27, 1997                                Date: March 27, 1997


By:  /s/James H. Perry, Jr.
       James H. Perry, Jr.
       Director

Date:  March 27, 1997