Form 10QSB
period 1997-03-31
BECKLEY BANCORP INC
filed 1997-05-01
CIK 921152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   MARCH 31, 1997
                                 -----------------------------------------------

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----    SECURITES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ---------------------------------

Commission File Number:     0-23878
                            ----------------------------------------------------

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 25, 1997:

                      Class                             Outstanding
                      -----                             -----------

          $.10 par value common stock                 601,465 shares

                              BECKLEY BANCORP, INC.

                                      INDEX




PART I - FINANCIAL INFORMATION
------------------------------


        Item 1. - Financial Statements
        ------
               Consolidated Statements of Financial Position
               as of March 31, 1997 (Unaudited) and as of
               December 31, 1996                                         1

               Consolidated Statements of Income for the
               Three Months Ended March 31, 1997 and
               1996 (Unaudited)                                          2

               Consolidated Statements of Cash Flows for
               the Three Months Ended March 31, 1997
               and 1996 (Unaudited)                                  3 - 4

               Consolidated Statements of Shareholders'
               Equity for the Three Months Ended March
               31, 1997 and 1996 (Unaudited)                             5

               Notes to Consolidated Financial
               Statements (Unaudited)                                6 - 8


        Item 2. - Managements Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                    9 - 13



PART II - OTHER INFORMATION


        Item 5. - Other Information                                     13
        -------


        Item 6. - Exhibits and Reports on Form 8-K                      13
        -------



SIGNATURES                                                              14

        BECKLEY BANCORP, INC.
        PART I - FINANCIAL INFORMATION, Item 1. - Financial Statements CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
        (Amounts in Thousands)


                                                                       March 31,               December 31,
                                                                          1997                     1996
                                                                    --------------           --------------
                                                                       (Unaudited)                  *1
        ASSETS
        Cash and due from banks                                     $         388            $         334
        Interest bearing deposits in other banks                            1,522                      916
        Securities available for sale                                       4,961                    5,997
        Securities held-to-maturity (market
           value of $997)                                                      --                      997
        Collateralized mortgage obligations and
           other mortgage-backed securities
           available-for-sale                                              16,289                   16,484
        Loans receivable, net - Note 4                                     20,403                   20,180
        Bank premises and equipment, at cost
           net of accumulated depreciation                                    545                      551
        Federal Home Loan Bank stock - at cost                                175                      172
        Accrued interest receivable                                           285                      268
        Other assets                                                           55                       65
                                                                    -------------            -------------
           TOTAL ASSETS                                                    44,623                   45,964
                                                                    -------------            -------------
        LIABILITIES AND
           STOCKHOLDERS' EQUITY
        LIABILITIES
        Deposit accounts                                                   32,975                   32,246
        Short-term borrowings                                                  --                    2,000
        Deferred income tax liability                                          90                      121
        Accrued expenses and other liabilities                                344                      315
                                                                    -------------            -------------
           TOTAL LIABILITIES                                               33,409                   34,682
                                                                    -------------            -------------

        STOCKHOLDERS' EQUITY
        Preferred stock, $.01 par value,
           250,000 shares authorized, none issued                              --                       --
        Common stock, $.10 par value,
           1,250,000 shares authorized,
           601,465 shares issued and outstanding                               60                       60
        Additional paid-in-capital                                          5,678                    5,674
        Retained earnings (substantially restricted)                        5,438                    5,474
        Unearned ESOP shares, at cost                                        (142)                    (153)
        Unearned MSBP shares, at cost                                         (52)                     (59)
        Net unrealized gain on
           securities available for sale                                      232                      286
                                                                    -------------            -------------
           TOTAL STOCKHOLDERS' EQUITY                                      11,214                   11,282
                                                                    -------------            -------------
           TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                                  $      44,623            $      45,964
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

                                                                                      Three Months
                                                                                         Ended
                                                                                       March 31,
                                                                              -----------------------------
                                                                                 1997                1996
                                                                              --------            ---------

         INTEREST AND DIVIDEND INCOME
            Loans, including certain fees                                     $   419             $   363
            Investment securities                                                  78                  85
            Collateralized mortgage obligations and
               other mortgage-backed securities                                   267                 294
            Interest bearing deposit accounts                                      19                  25
            Dividends, FHLB and other                                               6                   6
                                                                              -------             -------
               TOTAL INTEREST INCOME                                              789                 773
                                                                              -------             -------
         INTEREST EXPENSE
            Deposit Accounts                                                      346                 332
            Other                                                                  16                  --
                                                                              -------             -------
               TOTAL INTEREST EXPENSE                                             362                 332
                                                                              -------             -------
         NET INTEREST INCOME                                                      427                 441

         Provision for losses on loans                                              2                  15
                                                                              -------             -------
         NET INTEREST INCOME AFTER
            PROVISION FOR LOSSES ON LOANS                                         425                 426
                                                                              -------             -------

         NON-INTEREST INCOME
            Service charges on deposit accounts                                    13                  11
            Other income                                                            4                   4
                                                                              -------             -------

               TOTAL NON-INTEREST INCOME                                           17                  15
                                                                              -------             -------

         NON-INTEREST EXPENSE
            Salaries and employee benefits                                        138                 137
            Occupancy and equipment expense                                        21                  22
            Federal deposit insurance premiums                                      5                  19
            Service bureau and other data processing                               31                  32
            Other                                                                 100                  90
                                                                              -------             -------
               TOTAL NON-INTEREST EXPENSE                                         295                 300
                                                                              -------             -------

         INCOME BEFORE INCOME TAXES                                               147                 141
                                                                              -------             -------
         Provision for income taxes                                                54                  55
                                                                              -------             -------
         NET INCOME                                                           $    93             $    86
                                                                              =======             =======

         EARNINGS PER COMMON SHARE - Note 3                                     $0.16               $0.15
                                                                              =======             =======


         The accompanying notes are an integral part of these statements.

     BECKLEY BANCORP, INC.
     PART I - FINANCIAL INFORMATION, Item 1. - (Continued)
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (Amounts in thousands)

                                                                Three Months Ended March 31,
                                                                1997                  1996
                                                            --------------        --------------

     OPERATING ACTIVITIES:

     Net Income                                             $        93           $        86

     Adjustments to reconcile net income to net
        cash provided by operating activities:
        Depreciation                                                  6                     6
        (Accretion) and amortization, net                           (16)                  (16)
        Provision for losses on loans                                 2                    15
        Decrease in deferred loan fees                               (3)                   (4)
        Amortized ESOP benefits                                      16                    15
        Amortized MSBP compensation                                   6                     5
        Increase in accrued income and
           other assets                                              (7)                  (17)
        Increase (decrease) in accrued expenses and
           other liabilities                                         29                  (143)
                                                            -----------           -----------
        NET CASH PROVIDED BY OPERATING
           ACTIVITIES                                               126                   (53)
                                                            -----------           -----------
     INVESTING ACTIVITIES:

     Principal repayments and redemptions on
        collateralized mortgage obligations and
        other mortgage-backed securities
        - Available-for-sale                                        150                   225
     Purchases of investment securities
        - Available-for-sale                                         --                (1,000)
        - Held-to-maturity                                       (2,491)               (2,495)
     Proceeds from maturities or calls of
        investment securities
        - Available-for-sale                                      1,000                 1,000
        - Held-to-maturity                                        3,500                 6,500
     Net (increase) decrease in loans made
        to customers                                               (222)               (1,644)
     Redemption of Federal Home Loan Bank stock                      --                     4
     Purchase of Federal Home Loan Bank stock                        (3)                   --
     Additions to premises and equipment                             --                   (11)
                                                            -----------           -----------
        NET CASH PROVIDED (USED) BY INVESTING
           ACTIVITIES                                       $     1,934           $     2,579
                                                            ===========           ===========


     The accompanying notes are an integral part of these statements.

     BECKLEY BANCORP, INC.
     PART I - FINANCIAL INFORMATION, Item 1. - (Continued)
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued) (Amounts in thousands)

                                                                Three Months Ended March 31,
                                                                 1997                  1996
                                                            -------------         -------------

     FINANCING ACTIVITIES:

     Net increase/(decrease) in deposit accounts            $       729           $    (1,006)
     Proceeds from short-term borrowings                          1,000                    --
     Maturities of short-term borrowings                         (3,000)                   --
     Cash dividends paid on common stock                           (129)                 (116)
                                                            -----------           -----------
        NET CASH PROVIDED BY FINANCING
           ACTIVITIES                                            (1,400)               (1,122)
                                                            -----------           -----------
     Increase in cash and cash equivalents                          660                 1,404
     Cash and cash equivalents, beginning
        of year                                                   1,250                 1,371
                                                            -----------           -----------
        CASH AND CASH EQUIVALENTS,
           END OF PERIOD                                    $     1,910           $     2,775
                                                            ===========           ===========




     SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION

     Cash paid during the period for:

        Interest                                            $       357           $       327
                                                            ===========           ===========

        Income taxes                                        $        --           $       101
                                                            ===========           ===========





     The accompanying notes are an integral part of these statements.

      BECKLEY BANCORP, INC.
      PART I - FINANCIAL INFORMATION, Item 1. - (Continued)
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
      (Amounts in thousands)

                                                                                                             Unrealized
                                                                                                               Gains/
                                                                                                             (Losses) on
                                                           Additional              Deferred     Unearned      Available
                                                Common      Paid-in     Retained     ESOP         MSBP        For-Sale
                                                 Stock      Capital     Earnings   Benefit    Compensation   Securities     TOTAL
                                             ----------  -----------  ---------  ---------  -------------    ----------  ----------


 THREE MONTHS ENDED MARCH 31, 1996

 Balance, December 31, 1995                  $       60  $     5,659  $   5,391  $    (185) $         (83)          426  $ 11,268

 Payment of $0.13 per share regular
    cash dividend on February 15, 1996                                      (75)                                              (75)

 Payment of $0.07 per share special
    cash dividend on February 15, 1996                                      (41)                                              (41)

 Net income, three months ended
    March 31, 1996                                                           86                                                86

 Change in unrealized gain/(loss)
    on available-for-sale
    securities, net of tax                                                                                          (50)      (50)

 Change in unearned ESOP shares                                    4                    11                                     15

 Change in unearned MSBP shares                                   (1)                                   6                       5
                                             ----------  -----------  ---------  ---------  -------------   -----------  --------

 Balance, March 31, 1996                     $       60  $     5,662  $   5,361  $    (174) $         (77)          376  $ 11,208
                                             ==========  ===========  =========  =========  =============   ===========  ========



 THREE MONTHS ENDED MARCH 31, 1997

 Balance, December 31, 1996                  $       60  $     5,674  $   5,474  $    (153) $         (59)          286  $ 11,282

 Payment of $0.14 per share regular
    cash dividend on February 18, 1997                                      (82)                                              (82)

 Payment of $0.08 per share special
    cash dividend on February 18, 1997                                      (47)                                              (47)

 Net income, three months ended
    March 31, 1997                                                           93                                                93

 Change in unrealized gain/(loss)
    on available-for-sale
    securities, net of tax                                                                                          (54)      (54)

 Change in unearned ESOP shares                                    5                    11                                     16

 Change in unearned MSBP shares                                   (1)                                   7                       6
                                             ----------  -----------  ---------  ---------  -------------  ------------  --------

 Balance, March 31, 1997                     $       60  $     5,678  $   5,438  $    (142) $         (52)          232  $ 11,214
                                             ==========  ===========  =========  =========  =============  ============  ========




      The accompanying notes are an integral part of these statements

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

        The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results which may be expected for the year ending December 31, 1997.

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

        REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS: Real estate acquired in settlement of loans is recorded, on the date acquired, at the lower of the Bank's cost or management's estimate of its fair market value. Subsequent adjustments made to reflect any decline in value below management's original estimates are charged to current operations through the provision for losses on real estate owned. Operating expenses of such properties, related income, and gains and losses on their disposition are included in operations. The Bank held no real estate acquired in settlement of loans at March 31, 1997 or December 31, 1996.


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

NOTE 3  LOANS RECEIVABLE

        Loans receivable at March 31, 1997 and December 31, 1996, consisted of the following:

                                                                     (In thousands)
                                                               Mar 31,            Dec 31,
                                                               1997                 1996
                                                            ----------            -------
        First mortgage loans:
               One to four family dwellings               $   13,070            $  13,102
               Multi-family dwellings and
                 non-residential property                      1,521                1,409
               Construction                                      188                   96
        Loans secured by deposits                                605                  616
        Non-mortgage loans, consumer
               and commercial                                  5,344                5,283
                                                          ----------            ---------
        TOTAL LOANS                                           20,728               20,506

        Less:
               Allowance for losses                             (305)                (303)
               Net deferred loan fees and
                      reserve for uncollected
                      interest                                   (20)                 (23)
                                                          -----------           ----------


        LOANS RECEIVABLE, NET                             $   20,403            $  20,180
                                                          -----------           ---------


        Non-accruing loans at March 31
               and December 31 were
               as follows:                                $       94            $      53
                                                          -----------           ---------


        In accordance with the provisions of FASB 114, "Accounting by Creditors for Impairment of a Loan," and FASB 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," the Bank measures impaired loans on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Management has evaluated the loan portfolio and has determined that no impaired loans existed at March 31, 1997 or December 31, 1996.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION
Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Total Assets decreased by $1.3 million, or 2.8%, from $45.9 million at December 31, 1996 to $44.6 million at March 31, 1997. This decrease was primarily attributable to the maturities of $2.0 million in investment securities of which the proceeds were used to repay short term borrowings. This decrease was partially offset by an increase in cash and cash equivalents of $0.7 million, which resulted from an increase in deposit account balances.

Cash and Cash Equivalents increased $0.7 million, or 58.3%, from $1.2 million at December 31, 1996 to $1.9 million at March 31, 1997. This increase was primarily due to an increase in deposit account balances.

Investment Securities decreased by $2.0 million, or 28.6%, from $7.0 million at December 31, 1996 to $5.0 million at March 31, 1997. This decrease was attributable to the maturity of a $1.0 million short-term investment security classified as held-to- maturity and a $1.0 million short-term investment security classified as available-for-sale. The proceeds from the maturities were used to repay short-term borrowings of $2.0 million.

Collateralized   Mortgage  Obligations  and  Other  Mortgage-Backed   Securities
decreased $0.2 million, or 1.2%, from $16.5 million at December 31, 1996 to $16.3 million at March 31, 1997. This decrease was due to principal repayments on the securities.

Loans Receivable increased $0.2 million, or 1.0%, from $20.2 million at December 31, 1996 to $20.4 million at March 31, 1997. This increase was primarily the result of small increases in both mortgage and non-mortgage loans receivable. Management increased the allowance for losses on loans by $2,000 during the quarter. There were no charge-offs during the quarter. The increase in the allowance for losses on loans is further discussed in "Management's Discussion and Analysis of Results of Operations - Provision for Losses on Loans."

Total Liabilities decreased $1.3 million, or 3.7%, from $34.7 million at December 31, 1996 to $33.4 million at March 31, 1997. This decrease was primarily due to a $2.0 million decrease in short-term borrowings which was partially offset by a $0.7 million increase in deposit account balances.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 2. - (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
(Continued)

Deposit Accounts increased $0.7 million, or 2.2%, from $32.2 million at December 31, 1996 to $32.9 million at March 31, 1997. This increase was the result of approximately $0.4 million of customer deposits in excess of customer withdrawals and $0.3 million interest being credited to customer deposit accounts during the quarter.

Short-term borrowings decreased $2.0 million, or 100%, to zero at March 31, 1997. This decrease resulted from the maturities of such borrowings.

Stockholders' Equity decreased $0.1 million, or 0.9%, from $11.3 million at December 31, 1996 to $11.2 million at March 31, 1997. This decrease was primarily due to the payment of regular and special cash dividends on February 18, 1997 of $129,000 and a $54,000 decrease, net of income taxes, in the market value of securities classified as available-for-sale. These decreases were partially offset by the Corporation's net income for the quarter of $93,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR
THE THREE MONTHS ENDED MARCH 31, 1997

Net income for the three month period ended March 31, 1997 increased $7,000, or 8.1% from $86,000 for the same period in 1996 to $93,000 in 1997. This increase was primarily due to a decrease in non-interest expense.

Interest income for the three month period ended March 31, 1997 increased $16,000, or 2.1%, from $773,000 for the same period in 1996 to $789,000 in 1997.
This increase was the result of increased interest income on loans of approximately $56,000. This increase was partially offset by a decreases in interest income on collateralized mortgage obligations and other mortgage-backed securities of approximately $27,000 and in interest income on investment securites of approximately $7,000 and on interest bearing deposit accounts of approximately $6,000. The increases and decreases in the separate components of interest income were primarily the result of changes in the average balances of the investments relating to each component.

Interest expense for the three month period ended March 31, 1997 increased $30,000, or 9.0%, from $332,000 for the same period in 1996 to $362,000 in 1997.
This increase was primarily due to interest expense on short-term borrowings of $16,000 and increased interest expense on deposit accounts of $14,000 as a result of a general market increase in the average interest rates paid on deposit accounts.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 2. - (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR
THE THREE MONTHS ENDED MARCH 31, 1997 (Continued)

Net interest income for the three month period ended March 31, 1997 decreased $14,000, or 3.2%, from $441,000 for the same period in 1996 to $427,000 in 1997.
This decrease was primarily due to a $30,000 increase in interest expense which was partially offset by a $16,000 increase in interest income.

Provision for loan losses was increased by $2,000 for the three month period ended March 31, 1997 compared to an increase of $15,000 for the same period in 1996. Management's periodic evaluation of the adequacy of the allowance for losses on loans, which included an evaluation of each delinquent loan, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio and other relevant factors, at March 31, 1997 indicated that the allowance should be increased by $2,000. As indicated by the evaluation, management increased the allowance for losses on loans primarily to reflect the inherent risk associated with the growth in the non-mortgage loan portfolio. Although, at March 31, 1997, management believed the allowance to be adequate, there can be no assurances that further additions will not be made and that any losses that may occur will not exceed the amount provided by the allowance.

Non-interest expense for the three month period ended March 31, 1996 decreased $5,000, or 1.7%, from $300,000 for the same period in 1996 to $295,000 in 1997.
This decrease was primarily due to a $14,000, or 73.7% decrease in federal deposit insurance premiums. The decrease in deposit insurance premiums was partially offset by a net increase of $9,000 in the other components of non-interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Savings Bank is required to maintain minimum levels of liquid assets, as defined by the Office of Thrift Supervision (OTS) regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5%. The Savings Bank's liquidity ratio averaged 16.7% during March, 1997. The Savings Bank manages its liquidity ratio to meet its funding needs, including: deposit outflows; disbursement of payments collected from borrowers for taxes and insurance; and loan principal disbursements. The Savings Bank also manages its liquidity ratio to meet its asset and liability management objectives.

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

The Savings Bank anticipates that it will have sufficient funds available to meet its current loan commitments and normal savings withdrawals. At March 31, 1997 the Savings Bank had outstanding loan commitments of $6,000. In addition, it had certificates of deposit scheduled to mature within one year of $16.0 million. Management believes that a substantial portion of such deposits will remain with the Savings Bank.

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

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 2. - (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The following table sets forth the Savings Bank's regulatory capital position at March 31, 1997, as compared to the minimum regulatory requirements:

                                            Amount          Percent of
                                            ------          ----------
                                        (in thousands)   Adjusted Assets
                                        --------------   ---------------
Tangible Capital:1
        Actual                              $7,606           17.13%
        Required                               666            1.50%
                                            ------           ------
        Excess                              $6,940           15.63%
                                            ------           ------

Core Capital:1
        Actual                              $7,606           17.13%
        Required                             1,332            3.00%
                                            ------           ------
        Excess                              $6,274           14.13%
                                            ------           ------

Risk-Based Capital:2
        Actual                              $7,840           42.06%
        Required                             1,491            8.00%
                                            ------           ------
        Excess                              $6,349           34.06%
                                            ------           ------

        1 Based on tangible and core assets of $44,398
        2 Based on risk-weighted assets of $18,640


PART II - OTHER INFORMATION
Item 5. - Other Information

        Dividend Payments - On January 14, 1997, the Board of Directors of the Corporation declared a $0.14 per share regular semi-annual cash dividend and an $0.08 per share special cash dividend payable on February 18, 1997 to stockholders of record as of January 31, 1997. The Corporation expects to continue its policy of paying regular semi-annual cash dividends; however, further declarations of dividends will depend on a number of factors, including investment opportunities, capital requirements, regulatory limitations, results of operations and financial condition, tax considerations, and general economic conditions.


Item 6. - Exhibits and Reports on Form 8-K

(a)     None

(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

BECKLEY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BECKLEY BANCORP, INC.



Date:  April 30, 1997                  By:  /s/ Duane K. Sellards
      -------------------                  ----------------------
                                              DUANE K. SELLARDS
                                              President and Chief
                                              Executive Officer


Date:  April 30, 1997                  By:  /s/ Brian K. Pate
      -------------------                  ------------------
                                              BRIAN K. PATE
                                              Vice President and Chief
                                              Financial Officer