Form 10QSB
period 1997-06-30
BECKLEY BANCORP INC
filed 1997-07-28
CIK 921152

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
---   EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 1997
                               -------------------

 X    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITES
---   EXCHANGE ACT OF 1934

For the transition period from                     to
                                ------------------    ----------------------


Commission File Number:     0-23878
                          -----------------


                              BECKLEY BANCORP, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                         55-0733525
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                            Identification No.)

      200 MAIN STREET, BECKLEY, WEST VIRGINIA                      25801
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
                                                      X    Yes         No
                                                    -----         -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 22, 1997:

                  Class                               Outstanding
                  -----                               -----------
        $.10 par value common stock                  602,465 shares

                             BECKLEY BANCORP, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION
------------------------------


      Item 1. - Financial Statements
      ------

            Consolidated Statements of Financial Position
            as of June 30, 1997 (Unaudited) and as of
            December 31, 1996                                                1

            Consolidated Statements of Income for the
            Six Months Ended June 30, 1997 and
            1996 (Unaudited)                                                 2

            Consolidated Statements of Cash Flows for
            the Six Months Ended June 30, 1997
            and 1996 (Unaudited)                                         3 - 4

            Consolidated Statements of Shareholders'
            Equity for the Six Months Ended June 30,
            1997 and 1996 (Unaudited)                                        5

            Notes to Consolidated Financial
            Statements (Unaudited)                                       6 - 8


      Item 2. - Managements Discussion and Analysis of
      ------    Financial Condition and Results of
                Operations                                              9 - 15



PART II - OTHER INFORMATION
---------------------------

      Item 4. - Submission of Matters to a Vote of Security Holders         15
      -------

      Item 5. - Other Information                                           16
      -------

      Item 6. - Exhibits and Reports on Form 8-K                            17
      -------


SIGNATURES                                                                  18
----------

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 1. - Financial Statements
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Amounts in Thousands)

                                                     June 30,        December 31,
                                                       1997              1996
                                                 -------------     -------------
                                                    (Unaudited)           *1
ASSETS
Cash and due from banks                          $         469     $         334
Interest bearing deposits in other banks                   912               916
Securities available for sale                            4,272             5,997
Securities held-to-maturity (market
   values of $1,497 and $997, respectively)              1,497               997
Collateralized mortgage obligations and
   other mortgage-backed securities
   available-for-sale                                   16,255            16,484
Loans receivable, net - Note 4                          20,554            20,180
Bank premises and equipment, at cost
   net of accumulated depreciation                         552               551
Federal Home Loan Bank stock - at cost                     175               172
Accrued interest receivable                                256               268
Other assets                                                36                65
                                                 -------------     -------------
   TOTAL ASSETS                                         44,978            45,964
                                                 =============     =============

LIABILITIES AND
   STOCKHOLDERS' EQUITY
LIABILITIES
Deposit accounts                                        32,775            32,246
Short-term borrowings                                       --             2,000
Deferred income tax liability                              252               121
Accrued expenses and other liabilities                     379               315
                                                 -------------     -------------
   TOTAL LIABILITIES                                    33,406            34,682
                                                 -------------     -------------

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value,
   250,000 shares authorized, none issued                   --                --
Common stock, $.10 par value,
   1,250,000 shares authorized,
   601,465 shares issued and outstanding                    60                60
Additional paid-in-capital                               5,684             5,674
Retained earnings (substantially restricted)             5,502             5,474
Unearned ESOP shares, at cost                             (136)             (153)
Unearned MSBP shares, at cost                              (47)              (59)
Net unrealized gain on
   securities available for sale                           509               286
                                                 -------------     -------------
   TOTAL STOCKHOLDERS' EQUITY                           11,572            11,282
                                                 -------------     -------------
   TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                       $      44,978     $      45,964
                                                 =============     =============

*1 - Derived from the audited financial statements.

The accompanying notes are an integral part of these statements.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 1. - (Continued)
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in Thousands, Except Per Share Data)

                                               Three Months           Six Months
                                                   Ended                Ended
                                                  June 30,             June 30,
                                            -----------------    -----------------
                                               1997     1996        1997     1996
                                            -------  --------    -------- --------

INTEREST AND DIVIDEND INCOME
   Loans, including certain fees            $   427  $   376     $   846  $   739
   Investment securities                         65       70         143      155
   Collateralized mortgage obligations and
      other mortgage-backed securities          263      282         530      576
   Interest bearing deposit accounts             21       22          40       47
   Dividends, FHLB and other                      7        6          13       12
                                            -------  -------     -------  -------
      TOTAL INTEREST INCOME                     783      756       1,572    1,529
                                            -------  -------     -------  -------

INTEREST EXPENSE
   Deposit Accounts                             358      332         704      664
   Other                                         --        1          16        1
                                            -------  -------     -------  -------
      TOTAL INTEREST EXPENSE                    358      333         720      665
                                            -------  -------     -------  -------
NET INTEREST INCOME                             425      423         852      864

Provision for losses on loans - Note 1            2        5           4       20
                                            -------  -------     -------  -------
NET INTEREST INCOME AFTER
   PROVISION FOR LOSSES ON LOANS                423      418         848      844
                                            -------  -------     -------  -------

NON-INTEREST INCOME
   Service charges on deposit accounts           17       13          30       24
   Gain on sale of investment securities         --       --          --       --
   Other income                                   3        3           7        7
                                            -------  -------     -------  -------
      TOTAL NON-INTEREST INCOME                  20       16          37       31
                                            -------  -------     -------  -------

NON-INTEREST EXPENSE
   Salaries and employee benefits               133      127         271      264
   Occupancy and equipment expense               19       18          40       40
   Federal deposit insurance premiums             5       19          10       38
   Service bureau and other data processing      31       29          62       61
   Other                                        150       88         250      178
                                            -------  -------     -------  -------
      TOTAL NON-INTEREST EXPENSE                338      281         633      581
                                            -------  -------     -------  -------

INCOME BEFORE INCOME TAXES                      105      153         252      294
                                            -------  -------     -------  -------
Provision for income taxes                       41       59          95      114
                                            -------  -------     -------  -------
NET INCOME                                  $    64  $    94     $   157  $   180
                                            =======  =======     =======  =======


EARNINGS PER COMMON SHARE - Note 3          $  0.11     0.16     $  0.26     0.31
                                            =======  =======     =======  =======


The accompanying notes are an integral part of these statements.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 1. - (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

                                                   Six Months Ended June 30,
                                                  1997                  1996
                                              -------------         ------------

OPERATING ACTIVITIES:

Net Income                                    $       157           $       180

Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                        11                    11
   (Accretion) and amortization, net                  (22)                  (24)
   Provision for losses on loans                        4                    20
   Increase (decrease) in deferred loan fees           (3)                   (8)
   Amortized ESOP benefits                             28                    24
   Amortized MSBP compensation                         11                    11
   (Increase) decrease in accrued income and
      and other assets                                 41                   (70)
   Increase (decrease) in accrued expenses
      and other liabilities                            64                    64
                                              -----------           -----------
   NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                      291                   208
                                              -----------           -----------

INVESTING ACTIVITIES:

Principal repayments and redemptions on
   collateralized mortgage obligations and
   other mortgage-backed securities
   -Available-for-sale                                317                   600
Purchases of investment securities
   -Available-for-sale                                 --                (3,000)
   -Held-to-maturity                               (4,986)               (2,495)
Proceeds from maturities or calls of
   investment securities
   -Available-for-sale                              2,000                 1,250
   -Held-to-maturity                                4,500                 6,500
Net increase in loans made to customers              (376)               (2,590)
Redemption of Federal Home Loan Bank stock             --                     4
Purchase of Federal Home Loan Bank stock               (3)                   --
Additions to premises and equipment                   (12)                 (122)
                                              -----------           -----------
   NET CASH PROVIDED (USED) BY INVESTING
      ACTIVITIES                              $     1,440           $       147
                                              -----------           -----------



The accompanying notes are an integral part of these statements.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 1. - (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
(Amounts in thousands)


                                                  Six Months Ended June 30,
                                                 1997                   1996
                                              ------------          ------------

FINANCING ACTIVITIES:

Net increase/(decrease) in deposit accounts   $       529           $    (1,071)
Proceeds from short-term borrowings                 1,000                 1,000
Repayments of short-term borrowings                (3,000)                   --
Cash dividends paid on common stock                  (129)                 (116)
                                              -----------           -----------
   NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                   (1,600)                 (187)
                                              -----------           -----------
Increase in cash and cash equivalents                 131                   168
Cash and cash equivalents, beginning
   of year                                          1,250                 1,371
                                              -----------           -----------
   CASH AND CASH EQUIVALENTS,
      END OF PERIOD                           $     1,381           $     1,539
                                              ===========           ===========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION

Cash paid during the period for:

   Interest                                   $       715           $       664
                                              ===========           ===========

   Income taxes                               $        67           $       228
                                              ===========           ===========


Automobiles acquired in settlement
   of loans                                   $        --           $        16
                                              ===========           ===========



The accompanying notes are an integral part of these statements.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 1. - (Continued)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
(Amounts in thousands)

                                                                                                        Unrealized
                                                                                                          Gains/
                                                                                                       (Losses) on
                                                     Additional               Deferred     Unearned     Available
                                           Common      Paid-in     Retained     ESOP         MSBP        For-Sale
                                            Stock      Capital     Earnings    Benefit    Compensation  Securities     TOTAL
                                         ----------  -----------  ---------- ----------   ------------  ----------   ---------

SIX MONTHS ENDED JUNE 30, 1996

Balance, December 31, 1995               $       60  $     5,659  $   5,391  $    (185)   $       (83)        426    $ 11,268

Payment of $0.13 per share regular
   cash dividend on February 15, 1996                                   (75)                                              (75)

Payment of $0.07 per share special
   cash dividend on February 15, 1996                                   (41)                                              (41)

Net income, six months ended
   June 30, 1996                                                        180                                               180

Change in unrealized gain/(loss)
   on available-for-sale
   securities, net of tax                                                                                    (160)       (160)

Change in unearned ESOP shares                                 7                   17                                      24

Change in unearned MSBP shares                                (1)                                  12                      11
                                        ----------   -----------  ---------  ---------    -----------        ----    --------

Balance, June 30, 1996                  $       60   $     5,665  $   5,455  $    (168)   $       (71)        266    $ 11,207
                                        ==========   ===========  =========  =========    ===========        ====    ========



SIX MONTHS ENDED JUNE 30, 1997

Balance, December 31, 1996              $       60  $     5,674  $   5,474  $    (153) $         (59)         286    $ 11,282

Payment of $0.14 per share regular
   cash dividend on February 18, 1997                                  (82)                                               (82)

Payment of $0.08 per share special
   cash dividend on February 18, 1997                                  (47)                                               (47)

Net income, six months ended
   June 30, 1997                                                       157                                                157

Change in unrealized gain/(loss)
   on available-for-sale
   securities, net of tax                                                                                     223         223

Change in unearned ESOP shares                              11                     17                                      28

Change in unearned MSBP shares                              (1)                                   12                       11
                                        ----------  ----------   ---------  ---------  -------------         ----    --------

Balance, June 30, 1997                  $       60  $    5,684   $   5,502  $    (136) $         (47)         509    $ 11,572
                                        ==========  ===========  =========  =========  =============         ====    ========


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

      The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results which may be expected for the year ending December 31, 1997.

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

      REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS: Real estate acquired in settlement of loans is recorded, on the date acquired, at the lower of the Bank's cost or management's estimate of its fair market value. Subsequent adjustments made to reflect any decline in value below management's original estimates are charged to current operations through the provision for losses on real estate owned. Operating expenses of such properties, related income, and gains and losses on their disposition are included in operations. The Bank held no real estate acquired in settlement of loans at June 30, 1997 or December 31, 1996.


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

NOTE 3  LOANS RECEIVABLE

      Loans receivable at June 30, 1997 and December 31, 1996, consisted of the following:

                                                             (In thousands)
                                                        Jun 30,          Dec 31,
                                                         1997             1996
                                                      ----------       ---------
First mortgage loans:
      One to four family dwellings                     $ 13,695        $ 13,102
      Multi-family dwellings and
        non-residential property                          1,402           1,409
      Construction                                            8              96
Loans secured by deposits                                   617             616
Non-mortgage loans, consumer
      and commercial                                      5,160           5,283
                                                       --------        --------
TOTAL LOANS                                              20,882          20,506

Less:
      Allowance for losses                                 (307)           (303)
      Net deferred loan fees and
            reserve for uncollected
            interest                                        (21)            (23)
                                                       --------        --------


LOANS RECEIVABLE, NET                                  $ 20,554        $ 20,180
                                                       --------        --------


Non-accruing loans at June 30
      and December 31 were
      as follows:                                      $     89        $     53
                                                       --------        --------


      In accordance with the provisions of FASB 114, "Accounting by Creditors for Impairment of a Loan," and FASB 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," the Bank measures impaired loans on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Management has evaluated the loan portfolio and has determined that no impaired loans existed at June 30, 1997 or December 31, 1996.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION
Item 2. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Total Assets decreased by $1.0 million, or 2.2%, from $46.0 million at December 31, 1996 to $45.0 million at June 30, 1997. This decrease was primarily attributable to the maturities of investment securities and the repayment of short-term borrowings.

Cash and Cash Equivalents increased $0.1 million, or 7.7%, from $1.3 million at December 31, 1996 to $1.4 million at June 30, 1997.

Investment Securities decreased by $1.2 million, or 17.1%, from $7.0 million at December 31, 1996 to $5.8 million at June 30, 1997. This decrease was attributable to the maturities of a $6.5 million in securities and partially offset by the purchases of $5.0 million in securities and an increase of $0.3 million in the market value of securities classified as available-for-sale.

Collateralized   Mortgage  Obligations  and  Other  Mortgage-Backed   Securities
decreased $0.2 million, or 1.2%, from $16.5 million at December 31, 1996 to $16.3 million at June 30, 1997. This decrease was primarily due to principal repayments on the securities.

Loans Receivable increased $0.4 million, or 2.0%, from $20.2 million at December 31, 1996 to $20.6 million at June 30, 1997. This increase was primarily the result of $3.8 million in mortgage and non-mortgage loan originations partially offset by principal repayments of $3.4 million. Management increased the allowance for losses on loans by $4,000 during the quarter. There were no charge-offs during the quarter. The increase in the allowance for losses on loans is further discussed in "Management's Discussion and Analysis of Results of Operations - Provision for Losses on Loans."

Total Liabilities decreased $1.3 million, or 3.7%, from $34.7 million at December 31, 1996 to $33.4 million at June 30, 1997. This decrease was primarily due to a $2.0 million decrease in short-term borrowings which was partially offset by a $0.5 million increase in deposit account balances and a $0.2 million increase in deferred income taxes and other accrued expenses.

Deposit Accounts increased $0.5 million, or 1.6%, from $32.2 million at December 31, 1996 to $32.7 million at June 30, 1997. This increase was the result of customer deposits in excess of customer withdrawals and interest being credited to customer deposit accounts.

Short-term borrowings decreased $2.0 million, or 100%, to zero at June 30, 1997. This decrease resulted from the maturities of such borrowings.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 2. - (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (Continued)

Stockholders' Equity increased $0.3 million, or 2.7%, from $11.3 million at December 31, 1996 to $11.6 million at June 30, 1997. This increase was primarily due to net income of $157,000 and a net increase in the market value of securities classified as available- for-sale of $223,000 which were partially offset by the payment of regular and special cash dividends on February 18, 1997 of $129,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997

Net income for the three month period ended June 30, 1997 decreased $30,000, or 31.9% from $94,000 for the same period in 1996 to $64,000 in 1997. This increase was primarily due to an increase in non-interest expense which was partially offset by increases in net interest income and non-interest income and a decrease in the provision for income taxes.

Interest income for the three month period ended June 30, 1997 increased $27,000, or 3.6%, from $756,000 for the same period in 1996 to $783,000 in 1997.
This increase was the result of increased interest income on loans of $51,000. This increase was partially offset by a decreases in interest income on collateralized mortgage obligations and other mortgage-backed securities of $19,000 and in interest income on investment securities of $5,000. The increases and decreases in the separate components of interest income were primarily the result of changes in the average balances of the investments relating to each component.

Interest expense for the three month period ended June 30, 1997 increased $25,000, or 7.5%, from $333,000 for the same period in 1996 to $358,000 in 1997.
This increase was primarily due to interest expense paid on deposit accounts of $26,000 as a result of a general market increase in the average interest rates paid on deposit accounts.

Net interest income for the three month period ended June 30, 1997 increased $2,000, or 0.5%, from $423,000 for the same period in 1996 to $425,000 in 1997.
This increase was primarily due to a $27,000 increase in interest income which was partially offset by a $25,000 increase in interest expense.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 2. - (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997 (Continued)

Provision for loan losses was increased by $2,000 for the three month period ended June 30, 1997 compared to an increase of $5,000 for the same period in 1996. Management's periodic evaluation of the adequacy of the allowance for losses on loans, which included an evaluation of each delinquent loan, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio and other relevant factors, at June 30, 1997 indicated that the allowance should be increased by $2,000. As indicated by the evaluation, management increased the allowance for losses on loans primarily to reflect the inherent risk associated with the growth in the non-mortgage loan portfolio. Although, at June 30, 1997, management believed the allowance to be adequate, there can be no assurances that further additions will not be made and that any losses that may occur will not exceed the amount provided by the allowance.

Non-interest income for the three month period ended June 30, 1997 increased $4,000, or 25%, from $16,000 for the same period in 1996 to $20,000 in 1997.
This increase was primarily due to increases in service charges and fees on deposit accounts.

Non-interest expense for the three month period ended June 30, 1997 increased $57,000, or 20.3%, from $281,000 for the same period in 1996 to $338,000 in
1997. This increase was primarily due to increases in other non-interest expense of $62,000 and in salaries and employee benefits of $6,000. The increase in other non-interest expense was primarily attributable to approximately $69,000 in professional fees paid in connection with the proposed merger (See Part II, Item 5). These increases were partially offset by a $14,000, or 73.7% decrease in federal deposit insurance premiums.

Income tax expense for the three month period ended June 30, 1997 decreased $18,000, or 30.5%, from $59,000 for the same period in 1996 to $41,000 in 1997.
This decrease is primarily the result of an decrease in taxable income.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 2. - (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997

Net Income for the six month period ended June 30, 1997 decreased $23,000, or 12.8% from $180,000 for the same period in 1996 to $157,000 in 1997. This decrease was primarily due to a $52,000 increase in non-interest expense which was partially offset by an increase in non-interest income of $6,000 and a $19,000 decrease in the provision for income taxes.

Interest Income for the six month period ended June 30, 1997 increased $43,000, or 2.8%, to $1.57 million from $1.53 million for the same period in 1996. This was primarily due to changes in the composition of interest earning assets which produced higher yields. Interest income on loans increased $107,000 and interest income on collateralized mortgage obligations and other mortgage-backed securities decreased $46,000. Interest income from investment securities and interest-bearing deposit accounts decreased $12,000 and $7,000, respectively.

Interest Expense for the six month period ended June 30, 1997 increased $55,000, or 8.3%, to $720,000 from $665,000 for the same period in 1996. The increase was due to an increase in the general level of interest rates paid on deposit accounts and increased interest expense on short-term borrowings.

Net Interest Income for the six month period ended June 30, 1997 decreased $12,000, or 1.4%, to $852,000 from $864,000 for the same period in 1996. This was due to a $55,000 increase in interest expense partially offset by a $43,000 increase in interest income.

Provision for Loan Losses was increased by $4,000 for the six month period ended June 30, 1997 compared to an increase of $20,000 for the same period in 1996. Management's periodic evaluation of the adequacy of the allowance for losses on loans, which included an evaluation of each delinquent loan, past loan loss experience, current economic conditions, volume, growth and composition of the loan portfolio and other relevant factors, at June 30, 1997 and March 31, 1997 indicated that the allowance should be increased by $2,000 at the end of each of the two quarters. As indicated by the evaluation, management increased the allowance for losses on loans primarily to reflect the inherent risk associated with the growth in the non-mortgage loan portfolio. Although, at June 30, 1997, management believed the allowance to be adequate, there can be no assurances that further additions will not be made and that any losses that may occur will not exceed the amount provided by the allowance.

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 2. - (Continued)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 (Continued)

Non-Interest Income for the six month period ended June 30, 1997 increased $6,000, or 19.4%, to $37,000 from $31,000 for the same period in 1996. This increase was the result of increases in service charges and fees on deposit accounts.

Non-Interest Expense for the six month period ended June 30, 1997 increased $52,000, or 9.0%, from $581,000 for the same period in 1996 to $633,000 in 1997.
This increase was primarily due to a $72,000 increase in other non-interest expense and a $7,000 increase in salaries and employee benefits. The increase in other non-interest expense was primarily attributable to approximately $72,000 in professional fees paid in connection with the proposed merger (See Part II, Item 5). These increases were partially offset by a $28,000 decrease in federal deposit insurance premiums.

Income tax expense for the six month period ended June 30, 1997 decreased $19,000, or 16.7%, from $114,000 for the same period in 1996 to $95,000 in 1997.
This decrease is primarily the result of an decrease in taxable income. No provision for deferred taxes has been recorded for the six month period ended June 30, 1997 due to immateriality.


LIQUIDITY AND CAPITAL RESOURCES

The Savings Bank is required to maintain minimum levels of liquid assets, as defined by the Office of Thrift Supervision (OTS) regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is currently 5%. The Savings Bank's liquidity ratio averaged 16.9% during June, 1997. The Savings Bank manages its liquidity ratio to meet its funding needs, including: deposit outflows; disbursement of payments collected from borrowers for taxes and insurance; and loan principal disbursements. The Savings Bank also manages its liquidity ratio to meet its asset and liability management objectives.

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

The Savings Bank anticipates that it will have sufficient funds available to meet its current loan commitments and normal savings withdrawals. At June 30, 1997 the Savings Bank had outstanding loan commitments of $31,000. In addition, it had certificates of deposit scheduled to mature within one year of $16.0 million. Management believes that a substantial portion of such deposits will remain with the Savings Bank.

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

BECKLEY BANCORP, INC.
PART I - FINANCIAL INFORMATION, Item 2. - (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The following table sets forth the Savings Bank's regulatory capital position at June 30, 1997, as compared to the minimum regulatory requirements:

                                    Amount        Percent of
                               (in thousands)   Adjusted Assets
                               --------------   ---------------
Tangible Capital:1
      Actual                        $7,715           17.46%
      Required                         663            1.50%
                                    ------           ------
      Excess                        $7,052           15.96%
                                    ------           ------

Core Capital:1
      Actual                        $7,715           17.46%
      Required                       1,325            3.00%
                                    ------           ------
      Excess                        $6,390           14.46%
                                    ------           ------

Risk-Based Capital:2
      Actual                        $7,954           41.84%
      Required                       1,521            8.00%
                                    ------           ------
      Excess                        $6,433           33.84%
                                    ------           ------

      1 Based on tangible and core assets of $44,176
      2 Based on risk-weighted assets of $19,008

PART II - OTHER INFORMATION

Item 4. - Submission of Matters to a Vote of Security Holders

(a) The Corporation held its 1997 Annual Meeting of Stockholders at the Raleigh County Armory-Civic Center located at 200 Armory Drive, Beckley, West Virginia on May 20, 1997 at 10:00 a.m. A total of 480,172 shares, or 79.83% of the total shares outstanding, were present in person or by proxy at the meeting.

(b) T. Arnold Graybeal and Duane K. Sellards were re-elected as directors of the Corporation at the 1997 Annual Meeting. Robert N. File, James H. Perry, Jr., Ned H. Ragland, Jr. and Tracy L. Riffe will continue to serve as directors of the Corporation.

(c) The following proposals were presented to the stockholders and voted upon at the 1997 Annual Meeting. Each proposal was fully described in a Proxy Statement provided to the stockholders and filed with the Securities and Exchange Commission on April 10, 1997.

1.) The election of T. Arnold Graybeal and Duane K. Sellards as directors of the Corporation.

                                   T. Arnold Graybeal         Duane K. Sellards
                                   ------------------         -----------------

                Votes For:             470,172                     470,172
                Votes Withheld:         10,000                      10,000

2.) The ratification of the appointment of Mason & Bashaw, CPAs, A.C. as independent auditors of the Corporation for the fiscal year ended December 31, 1997.

                                                                % of Votes
                                     # of Votes                    Cast
                                     ----------                 ----------

                Votes For:             470,172                    97.92%
                Votes Against:          10,000                     2.08%
                Abstained:                   0                     0.00%
                Broker Non-votes:            0                     0.00%

      No other items of business were voted upon at the meeting.

(d)   None.

Item 5. - Other Information

      Proposed Merger - On May 30, 1997, the registrant entered into an Agreement and Plan of Merger with HB Acquisition Company, a wholly owned subsidiary of Horizon Bancorp, Inc. The Agreement provides that each outstanding share of common stock of the registrant shall be acquired for a cash payment of $25.64 per share. Unless delayed by the registrant, if the transaction does not close before October 1, 1997, the price per share will increase by $0.02 per month. The transaction is subject to approval by the appropriate regulatory authorities and the stockholders of the registrant with an expected closing during the late third or early fourth quarter of 1997.

Item 6. - Exhibits and Reports on Form 8-K

(a)   None

(b) On May 22, 1997, a Form 8-K (Items 5 and 7) was filed disclosing the execution of a non-binding letter of intent for the acquisition of the registrant by Horizon Bancorp, Inc. On June 5, 1997, a second Form 8-K (Items 5 and 7) was filed disclosing the execution of an Agreement and Plan of Merger dated May 30, 1997 between HB Acquisition Company, a subsidiary of Horizon Bancorp, Inc., and the registrant.

BECKLEY BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BECKLEY BANCORP, INC.



Date:  July 22, 1997                      By:   /s/ Duane K. Sellards
      -----------------                         -------------------------------
                                                DUANE K. SELLARDS
                                                President and Chief
                                                Executive Officer


Date:  July 22, 1997                      By:   /s/ Brian K. Pate
      -----------------                         -------------------------------
                                                BRIAN K. PATE
                                                Vice President and Chief
                                                Financial Officer